Form 10QSB
period 2006-06-30
FIRST UNITED ETHANOL LLC
filed 2006-08-14
CIK 1346222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from           to          .
Commission file number 333-130663
FIRST UNITED ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Georgia	20-2497196
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2 West Broad Street, Camilla, Georgia 31730
(Address of principal executive offices)
(229) 522-2822
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑Yes      ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐Yes      ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of August 14, 2006, there were 2,600 units outstanding.
Transitional Small Business Disclosure Format (Check one):     ☐Yes      ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$597,226	$1,078,646

Total current assets	597,226	1,078,646

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	14,962	6,934
Construction in progress (Note 3)	61,502
Less accumulated depreciation	(1,998)	—

	74,466	6,934

OTHER ASSETS	5,000	—

DEFERRED OFFERING COSTS	228,905	4,988

	$905,597	$1,090,568

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$111,429	$33,426

Total current liabilities	111,429	33,426

DEFERRED GRANT PROCEEDS	50,000	30,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 2,600 units issued and outstanding	1,195,308	1,186,308
Deficit accumulated during the development stage	(451,140)	(159,166)

	744,168	1,027,142

	$905,597	$1,090,568

See Notes to Financial Statements.

*	Derived from audited Balance Sheet at September 30, 2005.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

				For the period from	For the period from
	Three months	Three months	Nine months	March 9, 2005	March 9, 2005
	ending June 30,	ending June 30,	ending June 30,	(inception) through	(inception) through
	2006	2005	2006	June 30, 2005	June 30, 2006

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organizational expenses	—		—		25,145
Start-up expenses	22,264	12,500	96,751	12,500	227,319
General and administrative expenses	78,581		218,793		222,246

Total	100,845	12,500	315,544	12,500	474,710

Operating loss	(100,845)	(12,500)	(315,544)	(12,500)	(474,710)

Other income (expense)
Other income	7,000		16,000		16,000
Interest income	2,974	—	7,570	—	7,570

	9,974	—	23,570	—	23,570

Net loss	$(90,871)	$(12,500)	$(291,974)	$(12,500)	$(451,140)

Net loss per unit (Basic and Diluted)	$(34.95)	$(20.83)	$(112.30)	$(20.83)	$(258.38)

Weighted average units outstanding	2,600	600	2,600	600	1,746

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the period from	For the period from
		March 9, 2005	March 9, 2005
	Nine months ending	(inception) through	(inception) through
	June 30, 2006	June 30, 2005	June 30, 2006
	(unaudited)	(audited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(291,974)	$(12,500)	$(451,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	9,000		9,000
Depreciation expense	1,998	—	1,998
Changes in assets and liabilities:			—
Increase in accounts payable and accrued expenses	78,003		111,429
Increase in deferred grant proceeds	20,000		50,000

Net cash used in operating activities	(182,973)	(12,500)	(278,713)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(74,530)		(81,464)

Net cash used in investing activities	(74,530)	—	(81,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	—	95,000	1,200,000
Expenditures for offering costs	(223,917)		(242,597)

Net cash provided by (used in) financing activities	(223,917)	95,000	957,403

Increase (decrease) in cash	(481,420)	82,500	597,226

Cash, beginning of period	1,078,646	—	—

Cash, end of period	$597,226	$82,500	$597,226

Non-cash investing and financing activities
Contribution of services from Directors	$9,000	—	$9,000

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2006
(unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
     First United Ethanol, LLC, (a development stage Georgia limited liability company) (the “Company”) is located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. Although subject to a number of uncertainties, the Company anticipates completing construction during 2007. As of June 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational, financing and start-up activities.
     The Company was formally organized as a Georgia limited liability company on March 9, 2005, under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC.
Fiscal Reporting Period
     The Company has adopted a fiscal year ending September 30 for reporting financial operations.
Basis of Accounting
     The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This method recognizes revenues when earned and expenses as incurred.
     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction the Company’s audited financial statements for the year ended September 30, 2005, contained in the Company’s registration statement on Form SB2 (File No. 333-130663), which was declared effective on June 7, 2006. The results of operations for the nine months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
     The preparation of financial statements, in conformity with accounting principals generally accepted in the United States of America require that management make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities and other items, as well as the reported revenues and expenses. Actual results could differ from those estimates.
Revenue Recognition
     To date, no revenue has been earned. If the proposed construction is completed, the Company expects to recognize revenue from the production of ethanol when the revenue cycle is complete and the title transfers to customers, net of any allowance for estimated returns.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Deferred Offering Costs
     Costs incurred related to the sale of membership units are recorded as deferred offering costs until the related units are issued or the offering is terminated. Upon issuance of units, these costs will be offset against the proceeds received; or if the equity financing does not occur, they will be expensed. Offering costs include direct and incremental costs related to the offering such as legal fees and related costs associated with the Company’s proposed sale of membership units.
Property and Equipment
     Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. Office furniture and equipment is depreciated over the estimated useful life of 3 to 15 years on a straight-line basis.
     The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.
Grant Proceeds
     Grant proceeds consist of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Proceeds received are either recognized as other income or used to reduce the basis of depreciable property or equipment acquired, depending on the conditions of the grant. If no conditions are specified in the grant, management recognizes the grant proceeds as other income or a reduction of the basis of depreciable property based on managements assessment of the purpose of the grant. As of June 30, 2006, the Company had received a total of $50,000 in grant proceeds which have been deferred and will be used to reduce the basis of the planned facility.
Organization and Start-up Costs
     Organizational and start-up costs are expensed as incurred.
Income Taxes
     The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners or members and are taxed at the partner (member) level. Accordingly, no income tax provision has been reflected in these financial statements. Differences between financial statement basis of assets and tax basis of assets are related to capitalization and amortization of organizational and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.
Concentration of Credit Risk
     The Company maintains its accounts primarily at one financial institution. At June 30, 2006, and September 30, 2005, the Company’s cash balances exceeded the amount insured by the Federal Deposit Insurance Corporation by approximately $497,000 and $979,000, respectively.
Net Loss per membership unit
     For purposes of calculating basic and diluted net loss per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding. At June 30, 2006, and September 30, 2005, the Company had no equity instruments

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
outstanding that would be considered unit equivalents for purposes of computing net loss or a diluted net loss per a unit.
Recently issued accounting pronouncements
          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.
          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.
          In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option (“EITF 05-01”). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer’s exercise of call option when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on our results of operations or financial condition.
          We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
NOTE 2. MEMBERSHIP EQUITY
          As specified in the Company’s Operating Agreement, voting rights are one vote for each voting unit registered in the name of such Member as shown on the Membership Registration maintained by the Company.
          Income and losses of the Company shall be allocated, subject to any future loan covenants, among the Members in proportion to each Member’s respective percentage of units when compared with the total units issued. The Company’s cash flow shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the board of directors in its sole discretion, shall be distributed from time to time to the Members in proportion to their respective percentage units. No member has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement, or if the Company’s total assets would be less than the sum of its total liabilities.
          Transfer, disposition or encumbrance of membership units are subject to certain significant restrictions, including a restriction that prohibits disposals without approval by the board of directors.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
     Initial investors purchased 600 units at $333.33 per unit in March 2005 and 2,000 units at $500 per unit in September 2005.
     In conjunction with a filing with the U.S. Securities and Exchange Commission, the Company is offering a minimum of 40,000 units and a maximum of 90,000 units on a best efforts basis at an offering price of $1,000 per unit. As of June 30, 2006, the Company has received subscription agreements for approximately 42,000 units at $1,000 per unit. The escrow account has received approximately $4,257,000 as of June 30, 2006, however the Company has no rights to these funds until certain conditions of the escrow agreement are met. The conditions for the release of the escrowed funds include, but are not limited to: 1) cash subscription proceeds received into the escrow account of at least $40,000,000 and 2) the Company’s receipt of a written debt financing commitment ranging from $52,300,000 to $102,000,000. The funds received into escrow are not included on the Company’s balance sheet as of June 30, 2006 as the conditions noted above have not been met.
NOTE 3. COMMITMENTS AND CONTINGENCIES
Development Stage Operations and Liquidity
     The Company is in the development stage and anticipates that the total cost of the organization, start up and construction of the plant to be approximately $170,000,000 (unaudited). As discussed in Note 2, the Company is offering a minimum of 40,000 units and a maximum of 90,000 units, on a best efforts basis, at an offering price of $1,000 per unit to raise capital. There can be no assurances that the minimum amount of subscription proceeds will be obtained. In the event the Company is unable to obtain the minimum offering amount of $40,000,000, the Company would have to terminate the offering and return any escrowed funds. The Company will also need to obtain additional debt or other financing for the remaining costs of organization, development, construction and working capital for the plant. Subsequent to June 30, 2006, the Company obtained a conditional debt financing commitment from Southwest Georgia Farm Credit, but cannot guarantee that the Company will be able to close the loan. If and when the plant is completed, its liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. It is also possible that changes to the United States Tax Code could affect the financial results of future operations.
Consulting Agreements
Transaction with BioEnergy Capital Consultants
     The Company has also entered into a Consulting Agreement with BioEnergy Capital Consultants pursuant to which BioEnergy will assist in contract negotiations with various service and product providers; assist the planning of the Company’s equity marketing effort; assist with the securing of debt financing for the commencement of construction of the Project; assist the education of local lenders; and perform such other reasonably necessary duties as the Company may request for the timely and successful securing of debt financing and commencement of construction of the Project. In exchange for these project development services, the Company has agreed to pay BioEnergy the following amounts:
•	a one time commitment fee of $50,000;

•	$1,500 per week during the period commencing upon the effective date and continuing through the equity drive closing week for each week or partial week that BioEnergy personnel assist, through personal attendance in Camilla and the surrounding communities, with the preparation of equity drive meetings;

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
•	$375 per day (not to exceed $1,500 per week) after the equity drive closing date and continuing through the first date after the Company closes a loan transaction to finance construction of the Project; and

•	a one-time conditional bonus of $650,000 on the loan closing date.
There is no assurance that BioEnergy will be able to assist the Company in securing adequate financing.
Transaction with Thompson, Hoffman & Company
     The Company has entered into a Memorandum of Understanding with Thompson, Hoffman & Company pursuant to which it has engaged Thompson to provide certain consulting services, including retaining a firm to perform a feasibility study; locating an equity drive consultant; locating a potential equity partner; locating a company capable of constructing our ethanol plant; and managing the overall aspects of the acquisition of capital and construction of the ethanol plant. In exchange for Thompson’s services, the Company has agreed to pay Thompson the following amounts:
•	$5,000 per month for 11 months;

•	$100 per hour after the date which is twelve months from the date of the agreement;

•	$25,000 upon the earlier of: (a) completion of the equity drive, or (b) the beginning of construction of the ethanol plant;

•	$25,000 upon completion of the ethanol plant’s construction;

•	within 30 days after the ethanol plant’s second year of production, an amount equal to one percent of EBITDA; and

•	within 30 days after the ethanol plant’s third full year of production, an amount equal to .5% of EBITDA generated by the ethanol plant.
There is no assurance that Thompson will be able to successfully assist the Company in developing the project or securing adequate financing.
Design Build Agreements
     The Company has a signed letter of intent for design-build services with Fagen, Inc. Under the terms of the letter of intent, the Company agreed to use Fagen, Inc. to design and build the facility if the Company determines that it is feasible to do so and adequate financing is obtained. If the Company chooses to pursue the development with another entity, the Company is obligated to reimburse the Fagen, Inc. at its standard rates and reimburse all third party costs. The Company expects to pay Fagen $125,903,700 which is subject to revision based on a published inflation index or the use of union labor. The proposed capacity for the ethanol plant is 100 million gallon annually. The letter of intent will terminate on December 31, 2007, unless certain milestones have been met by the Company. The letter of intent can be extended upon mutual agreement, but can be terminated at either party’s option if a design-build agreement is not executed by December 31, 2008.
Permits
     Certain permits for construction and environmental matters will be required to be obtained by the company to commence construction and operations.
Land Option
     The Company paid $5,000 for a one-year option to purchase certain parcels of the land. The ultimate purchase price of the land will be based on the actual number of acres purchased.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Agreement with Director
     In April 2006, the Company entered into a consulting agreement with an officer of the Company. The consulting agreement provides for the officer to receive a total of $130,000, payable in two equal installments. The first installment is due on the date the Company executes definitive documents for debt financing and the second payment is due upon the first production of ethanol for sale. The company has not accrued any amounts due under this agreement as of June 30, 2006.
NOTE 4. RELATED PARTIES
     An officer and a director of the Company is also a senior vice president and director at the bank (the Bank) where the Company’s cash is deposited.
     The Company also leases its office space from the Bank on a month to month basis at $950 per month.
NOTE 5. SUBSEQUENT EVENT
     On August 2, 2006, the Company obtained a conditional debt financing commitment letter from Southwest Georgia Farm Credit. The debt financing commitment letter is a non-binding agreement and obligates the lender to lend the Company the debt financing that will be needed only if it satisfies all of the conditions of the commitment. The conditional debt financing commitment is for proposed senior secured credit facilities consisting of an $82,500,000 letter of credit and an $11,000,000 operating line of credit. The Company has no definitive debt financing agreement with any bank, lender or financial institution for necessary debt financing. A debt financing commitment does not guarantee that the Company will be able to successfully close the loan. If the Company fails to close the loan, it may choose to seek alternative debt financing sources.

Item 2. Management’s Discussion and Analysis and Plan of Operation.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission (“SEC”) filings.
•	Our ability to obtain the debt and equity financing necessary to construct and operate our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services for the ethanol and distillers grains we expect to produce;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
     Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     First United Ethanol, LLC is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. Construction of the project is expected to take 14 to 16 months from the date construction commences. We anticipate completion of plant construction during spring 2008.
     We initially expected the project to cost approximately $143,500,000 to complete. This included approximately $113,416,576 to build the plant and an additional $30,083,424 in other capital expenditures and working capital. We entered into a non-binding letter of intent with Fagen, Inc. of Granite Falls, Minnesota, for the design and construction of our proposed ethanol plant for a price of $113,416,576, exclusive of any change orders we may approve. Due to several changes in the project and increases in the cost of materials we now expect the project to cost approximately $170,000,000 to complete. The revised project cost includes approximately $125,903,700 to build the plant and an additional $44,096,300 in other capital expenditures and working capital. The approximately $26,500,000 increase in the cost of the project will require us to raise more equity during our registered offering than we initially intended. However, the amount of equity we need to raise is well below the maximum offering amount of $90,000,000.
     The increase in project costs is due to several factors including increased construction costs resulting from our decision to construct additional grain storage facilities at a cost of approximately $12,500,000, and our decision to install a grain dryer at the proposed plant at a cost of approximately $1,000,000. The increase in the cost of materials is another significant contributor to the increased cost of our project. Our letter of intent with Fagen, Inc. includes an escalator provision based on the Construction Cost Index (CCI), a construction materials cost index published by Engineering News-Record Magazine. Based on our letter of intent with Fagen, Inc. and the change in the CCI, our revised project cost now includes a CCI Contingency of $6,000,000 to cover increases in the cost of materials. Another major factor contributing to the increase in the projected total project cost is a debt service reserve of approximately $7,000,000. The debt service reserve is anticipated to be a condition imposed by a senior lender prior to receiving a definitive debt financing commitment and accordingly has been included in the total project cost.
     We plan to finance our project with a combination of equity and debt. We raised $1,200,000 of seed capital in two private placements exempt from federal and state registration for the purpose of funding our development, organization and associated offering expenses. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (SEC) which became effective on June 7, 2006, and intend to raise equity in our registered offering ranging from a minimum of $40,000,000 to a maximum of $90,000,000.
     At the time our registration statement was filed we were anticipating that we would require debt financing ranging from approximately a minimum of $52,300,000 to a maximum of $102,300,000, depending on the level of equity raised in our registered offering and the amount of available bond financing. Now that our projected total project cost has increased by approximately $26,500,000 to $170,000,000, we have revised our expectations and now expect to require debt financing in the amount of approximately $82,500,000. We are able to more accurately determine our debt financing needs because as of the date of this report, we have received subscription agreements from investors in our registered offering totaling approximately $59,000,000. This equity, together with our seed capital, anticipated bond financing, a line of operating credit and $82,500,000 in debt financing is expected to adequately finance the project.
     On June 13, 2006, Mitchell County, Georgia approved the issuance of $10,000,000 in general obligation bonds that would be subordinate to any senior debt financing we may receive. The issuance of these bonds could reduce the amount of equity and/or term debt financing required to fully capitalize our project. However, we do not yet have any definitive contracts with Mitchell County, Georgia to provide the bond financing.
     On August 2, 2006, we obtained a conditional debt financing commitment letter from Southwest Georgia Farm Credit. The debt financing commitment letter is a non-binding agreement and obligates the lender to lend us the amount of the debt financing commitment only if we satisfy all of the conditions of the commitment. The conditional debt financing commitment is for proposed senior secured credit facilities consisting of an $82,500,000 letter of credit and an $11,000,000 operating line of credit. We have no definitive debt financing with any bank, lender or financial institution for necessary debt financing. A debt financing commitment does not guarantee that we will be able to successfully close the loan.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plan of Operation for the Next 12 Months
     We expect to spend at least the next 12 months focused on (1) project capitalization; and (2) project development, plant construction and preparing for start-up operations. Assuming the successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. Up until financial close of our debt facilities, we expect to have enough cash from our seed capital proceeds to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. In the event we do not have sufficient cash from our seed capital proceeds, we may seek interim financing until we close our registered offering and secure debt financing. We estimate that we will need approximately $170,000,000 to complete the project.
Project Capitalization
     We have issued 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have total proceeds from our two previous private placements of $1,200,000. We expect our seed capital to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we procure debt financing. If we do not have adequate cash, we may seek interim financing.
     We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We also registered units for sale in the states of Georgia and Florida and are in the process of registering units in South Dakota. The registered offering is for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. There is a minimum purchase requirement of 20 units to participate in the offering with additional units to be purchased in 5 unit increments. The minimum aggregate offering amount is $40,000,000 and the maximum aggregate offering amount is $90,000,000. After the offering, there will be 42,600 units issued if we sell the minimum number of units offered in this offering and 92,600 units issued if we sell the maximum number of units offered in this offering. This includes 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.
     The offering will end no later than the date on which the maximum number of units has been sold or on June 7, 2007, whichever occurs first. We may also decide to end the offering any time after we have sold the minimum number of units and prior to June 7, 2007. If we decide to abandon the project for any reason, we will terminate the offering. The proceeds from the sale of units will be held in escrow until we satisfy certain conditions. As of the date of this report, we have received subscriptions from investors for approximately $59,000,000.
     Our subscription procedures require subscribers to send 10% of the amount due at the time they sign the subscription agreement. At that time, investors are also required to provide a promissory note for the remainder of the subscription amount. We have sent call letters to our investors requesting payment of the balance of the purchase price owed pursuant to investors’ subscription agreements. Investors have 20 days to pay the balance of the purchase price. If investors fail to remit the balance of their subscription amount, they forfeit the 10% cash deposit and are not entitled to any ownership interest in our units. Currently, we are continuing to accept subscription agreements and promissory notes from investors. We may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. While we have received subscriptions for a number of membership units exceeding the minimum offering amount and could close the offering, the board of directors will leave the offering open until, subject to our maximum offering amount, it determines that we have sufficient equity commitments to capitalize the project.
     We will require a significant amount of debt financing to complete the project. We currently anticipate requiring a debt financing commitment of approximately $82,500,000, depending on the level of equity raised and the amount of bond financing we receive. On August 2, 2006, we obtained a conditional debt financing commitment letter from Southwest Georgia Farm Credit. The debt financing commitment letter is a non-binding agreement and obligates the lender to lend us the amount of the debt financing commitment only if we satisfy all of the conditions of the commitment. The conditional debt financing commitment is for proposed senior secured credit facilities consisting of an $82,500,000 letter of credit and an $11,000,000 operating line of credit. A debt financing commitment does not guarantee that we will be able to successfully close the loan. If we fail to close the loan, we may choose to seek alternative debt financing sources. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
     On June 13, 2006, Mitchell County, Georgia approved the issuance of $10,000,000 in general obligation bonds that would be subordinate to any senior debt financing we may receive. The issuance of these bonds could reduce the amount of equity and/or term debt financing required to fully capitalize our project. However, we do not yet have any definitive contracts with Mitchell County, Georgia to provide the bond financing.

Plant construction and start-up of plant operations
     Before we close the offering, we expect to continue working principally on the preliminary design and development of our proposed ethanol plant; the development of a plant site in Mitchell County, Georgia; obtaining the necessary construction permits; collecting offering proceeds from investors; identifying potential sources of debt financing; and negotiating the corn supply, ethanol and distillers grains marketing, utility and other contracts. We expect to hire 45 full-time employees before plant operations begin. We plan to fund these activities and initiatives using the $1,200,000 of seed capital raised through our private placements. We believe that our existing funds will provide us with sufficient liquidity to fund the developmental, organizational and financing activities necessary to advance our project and permit us to continue these preliminary activities through the end of the offering. If we are unable to obtain other funds following the closing of the offering, we may need to discontinue plant construction.
     Construction of the project is expected to take 14 to 16 months from the date construction commences. We anticipate completion of plant construction during spring 2008. We plan to negotiate and execute finalized contracts needed in connection with the construction of the ethanol plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of our registered offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. In the event that we do not have sufficient cash, we may seek interim financing. We estimate that we will need approximately $125,903,700 to construct the plant for a total project cost of approximately $170,000,000.
     We have executed a non-binding letter of intent with Fagen, Inc. in connection with the design construction and operation of the ethanol plant. Pursuant to our original letter of intent with Fagen, Inc. we expected to pay approximately $113,416,576, exclusive of any change orders. However, given our decision to construct additional grain storage facilities, install a grain dryer and the increase in the cost of materials, we now expect to pay Fagen, Inc. $125,903,700 in exchange for these services. We are currently in the process of negotiating a legally binding design-build contract with Fagen, Inc. but have not yet entered into a definitive agreement and there is no assurance that we will be able to do so.
     Pursuant to our non-binding letter of intent, Fagen, Inc. agreed to enter into good faith negotiations with us to prepare definitive agreements for financial, design and construction services, and we are currently in the process of negotiating a design-build contract. We expect that initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.
     We have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design-build costs.
Permitting and Regulatory Activities
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. We anticipate Fagen, Inc. and ICM, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.
     We must obtain a minor source construction permit for air emissions and a construction storm water discharge permit prior to starting construction. The remaining permits will be required shortly before or shortly after we begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
     If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible changes in legislation at the federal, state and/or local level; possible changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, there are currently 101 operational ethanol plants nationwide that have the capacity to produce approximately 4.8 billion gallons annually. In addition, there are 36 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 2.5 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational
     The U.S. Senate passed the Energy Policy Act of 2005 on July 29, 2005, following approval of the bill by the U.S. House of Representatives on July 28, 2005. President George W. Bush signed the bill into law on August 8, 2005. The law includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The provisions impacting the ethanol industry are highlighted by the creation of a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS began at 4 billion gallons in 2006, and increases to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. In addition, because the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This could have an adverse effect on our future earnings.
     The Energy Policy Act of 2005 also changes the definition of a “small ethanol producer,” allowing more producers to qualify for income tax credits. The size of the plant eligible for the tax credit was previously limited to 30 million gallons; however, the law raises the size limitation on the production capacity for small ethanol producers from 30 million to 60 million gallons per year. We anticipate that our annual production will exceed the production limit of 60 million gallons a year and that we will not be eligible for the credit. Historically, small ethanol producers have been allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. Thus, the tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment, and ends on December 31, 2008. Our inability to qualify for the small ethanol producer tax credit may place us at a competitive disadvantage.
     The Energy Policy Act of 2005 also creates a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel, at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

     The Energy Policy Act of 2005 did not impose a national ban on MTBE, which is a commonly used oxygenate and a major competitor of ethanol. Several states have recently banned the use of MTBE because of concerns over its potentially harmful impact on groundwater supplies. Ethanol is the most readily available substitute for MTBE in markets in which reformulated gasoline may be required. However, other MTBE replacements may capture a portion or all of these potential markets. The statute did not provide any liability limits for MTBE producers or refiners, which may cause the use of MTBE to decline. If such a decline in the use of MTBE occurs, the demand for ethanol may increase by a greater margin than is currently anticipated. There is no assurance that these new markets will be open to ethanol or that any increased demand will directly benefit our plant.
Technology Developments
     A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for biodiesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered in Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of the corn kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or biodiesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. The 2005 corn crop was the second largest corn crop on record with national production at approximately 11.11 billion bushels. This has allowed ethanol plants to purchase corn at favorable market prices through the first half of 2006, which widened profit margins for many ethanol plants in the current year. We do not expect corn prices to remain this low. Although we do not expect to begin operations until spring 2008, we expect some volatility in the price of corn, which significantly impact our cost of goods sold.
     We will be dependent on our supply of corn to produce ethanol and its co-products at our plant. We expect the price of corn to increase and we will have to compete with other ethanol plants for corn origination. Generally, higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.
     The price at which we will purchase corn will depend on prevailing market prices. Southwest Georgia is a corn deficient area and the area immediately surrounding the plant produces a limited amount of corn. Therefore, we expect to be required to obtain corn from other areas, such as the eastern corn belt states of Indiana, Ohio and Illinois. There is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.
     Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We plan to use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. We look for continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
Liquidity and Capital Resources
Estimated Sources of Funds
     The following schedule sets forth estimated sources of funds to build our proposed ethanol plant near Camilla, Georgia. This schedule could change in the future depending on the amount of equity raised in our registered offering and whether we receive additional grants. The schedule may also change depending on the level of senior debt incurred and the amount of any bond financing we may pursue.

Sources of
Funds (1)		Percent
Offering Proceeds (2)	$65,300,000	38.41%
Seed Capital Proceeds (3)	$1,200,000	0.71%
Senior Debt Financing (4)	$82,500,000	48.53%
Operating Line of Credit (5)	$11,000,000	6.47%
Bond Financing/Subordinated Debt (6)	$10,000,000	5.88%

Total Sources of Funds	$170,000,000	100.00%

(1)	The amount of estimated offering proceeds and senior debt financing may be adjusted depending on the level of bond financing we are able to obtain and the amount of any line of operating credit we are able to obtain.

(2)	We currently have subscriptions from investors for approximately $59,000,000.

(3)	We have issued a total of 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have issued a total of 2,600 units in our two private placements in exchange for proceeds of $1,200,000.

(4)	We currently do not have a definitive loan agreement with a senior lender for debt financing in the amount of $82,500,000. We do have a non-binding debt financing commitment letter for proposed senior secured credit facilities consisting of an $82,500,000 letter of credit. Definitive debt documents have not yet been finalized and there is no assurance that they will be. Even if we do enter into final agreements, they may not be upon the terms we expect.

(5)	We currently do not have a definitive agreement from a lender for an operating line of credit in the amount of $11,000,000. We do have a non-binding debt financing commitment letter for an $11,000,000 operating line of credit. Definitive debt documents have not yet been finalized and there is no assurance that they will be. Even if we do enter into final agreements, they may not be upon the terms we expect.

(6)	We are discussing with Mitchell County, Georgia the potential issuance of $10,000,000 in general obligation bonds that will be subordinate to any senior debt financing we are able to obtain. However, we do not have any contracts or commitments with Mitchell County, Georgia to provide bond financing and there is no assurance that Mitchell County, Georgia or any other governmental entity will facilitate the bond financing.
     We do not expect to begin substantial plant construction activity before closing our equity offering, satisfying any loan commitment conditions and closing the loan transaction.

Estimated Uses of Proceeds
     We initially expected the project to cost approximately $143,500,000 to complete. Due to several changes in the project and increases in costs we now expect the project to cost approximately $170,000,000 to complete. The revised project cost includes approximately $125,903,700 to build the plant and an additional $44,096,300 in other capital expenditures and working capital. The approximately $26,500,000 increase in the cost of the project will require us to raise more equity during our registered offering than we initially intended. However, the amount of equity we need to raise is well below of maximum offering amount of $90,000,000.
     The increase in project costs is due to several factors including increased construction costs resulting from our decision to construct additional grain storage facilities at a cost of approximately $12,500,000, and our decision to install a grain dryer at the proposed plant at a cost of approximately $1,000,000. The increase in the cost of materials is another significant contributor to the inflated cost of our project. Our letter of intent with Fagen, Inc. includes and escalator provision based on the Construction Cost Index (CCI), a construction materials cost index published by Engineering News-Record Magazine. Based on our letter of intent with Fagen, Inc. and the change in the CCI, our revised project cost now includes a CCI Contingency of $6,000,000 to cover increases in the cost of materials. Another major factor contributing to the increase in the projected total project cost is a debt service reserve of approximately $7,000,000. The debt service reserve is a condition we expect to be imposed by a senior lender prior to receiving a definitive debt financing commitment and accordingly has been included in the total project cost.
     The following two tables reflect our initial and our revised estimate of costs and expenditures for the ethanol plant expected to be built near Camilla, Georgia over the next 12 months. Table 1 reflects our estimate of costs as of the date our registration statement on Form SB-2 was submitted to the SEC. Table 2 reflects our subsequent revisions to our estimate of costs as of the date of this report. These estimates are based on discussions with Fagen, Inc., ICM Inc. and our anticipated lenders. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.
Table 1 — Initial Estimate of Costs as of June 7, 2006.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$113,416,576	79.04%
Land cost	750,000	0.52%
Site development costs	4,298,424	3.00%
Construction contingency	2,000,000	1.39%
Construction performance bond	375,000	0.26%
Construction insurance costs	200,000	0.14%
Administrative building	500,000	0.35%
Office equipment	100,000	0.07%
Computers, Software, Network	180,000	0.13%
Railroad	4,000,000	2.79%
Rolling stock	460,000	0.32%
Fire Protection	950,000	0.66%
Water treatment system	930,000	0.65%
Capitalized interest	1,150,000	0.80%
Start up costs:
Financing costs	840,000	0.59%
Organization costs(1)	1,500,000	1.05%
Pre production period costs	850,000	0.59%
Inventory — working capital	3,880,000	2.70%
Inventory — corn	3,200,000	2.22%
Inventory — chemicals and ingredients	420,000	0.29%
Inventory — Ethanol	2,500,000	1.74%
Inventory — DDGS	500,000	0.35%
Spare parts — process equipment	500,000	0.35%

Total	$143,500,000	100.00%

Table 2 — Revised Estimate of Costs as of the Date of this Report.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$125,903,700	74.06%
Dryer	1,000,000	0.59%
CCI Contingencies	6,000,000	3.53%
Land cost	750,000	0.44%
Site development costs	4,298,424	2.53%
Construction contingency	2,012,876	1.18%
Construction performance bond	375,000	0.22%
Construction insurance costs	200,000	0.12%
Administrative building	500,000	0.29%
Office equipment	100,000	0.06%
Computers, Software, Network	180,000	0.11%
Railroad	4,000,000	2.35%
Rolling stock	460,000	0.27%
Fire Protection	950,000	0.56%
Water treatment system	930,000	0.55%
Capitalized interest	1,150,000	0.68%
Start up costs:
Financing costs	840,000	0.49%
Debt Service Reserve	7,000,000	4.12%
Organization costs	1,500,000	0.88%
Pre production period costs	850,000	0.50%
Inventory — working capital	3,880,000	2.28%
Inventory — corn	3,200,000	1.88%
Inventory — chemicals and ingredients	420,000	0.25%
Inventory — Ethanol	2,500,000	1.47%
Inventory — DDGS	500,000	0.29%
Spare parts — process equipment	500,000	0.29%

Total	$170,000,000	100.00%
     We expect the total funding required for the plant to be $170,000,000, which includes $125,903,700 to build the plant and $44,096,300 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
     As of June 30, 2006, we have total assets of $905,597 consisting primarily of cash, property and equipment and deferred offering and financing costs. We have current liabilities of $111,429 consisting primarily of accounts payable and accrued expenses. Since our inception through June 30, 2006, we have an accumulated loss of $451,140. Total members’ equity as of June 30, 2006, was $744,168. Since our inception, we have generated no revenue from operations. For the three months ended June 30, 2006, and the period from inception to June 30, 2006, we had net losses of $90,871 and $451,140, respectively, primarily due to start-up business costs.
     Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $170,000,000. We are seeking to raise a minimum of $40,000,000 and a maximum of $90,000,000 of equity in our registered offering. Depending on the level of equity raised in our registered offering, we expect to require debt financing of approximately $82,500,000.

Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
     We will defer offering costs until the sale of units is completed. Upon issuance of the units, these costs will be netted against the proceeds received. If the offering is not completed, such costs will be expensed.
Employees
     Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. We currently have two full-time office employees. We expect that approximately five of our employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations.
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

No. of Full-Time
Position	Personnel
Production Supervisors	4
Operating Workers	12
Compliance Officers	3
Maintenance/Repair Workers	3
Welders	3
Electrical/Electronic Engineering Technicians	2
Lab Assistant	2
Lab Manager	1
Laborers	10
General Manager	1
Plant/Commodities Manager	2
Accounting	1
Office Clerk	1
TOTAL	45
Off Balance Sheet Arrangements.
     We currently have no off-balance sheet arrangements.
Item 3. Controls and Procedures
     Our management, including our Chairman (the principal executive officer), Murray Campbell, along with our Treasurer, (the principal financial officer), Steve Collins, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2006, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We filed a registration statement on Form SB-2 (SEC Registration No. 333-130663) with the SEC which became effective on June 7, 2006. We also registered units for sale in the states of Georgia and Florida and are in the process of registering units in South Dakota. The offering is for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. There is a minimum purchase of 20 units to participate in the offering with additional units to be purchased in 5 unit increments. The minimum aggregate offering amount is $40,000,000 and the maximum aggregate offering amount is $90,000,000. As of the date of this report, we have received subscriptions for over 59,000 units, for an aggregate amount in excess of $59,000,000. However, pursuant to our subscription procedures, at the time potential investors complete the subscription agreement, potential investors were required to send only 10% of the amount due to us along with a promissory note for the remainder. All proceeds from our registered offering have been placed in escrow pending the occurrence of certain events. Therefore, at this time we have no use of proceeds to report.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) The following exhibits are filed as part of this report:

Exhibit No.	Exhibit

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: August 14, 2006	/s/ Murray Campbell
Murray Campbell
Chairman (Principal Executive Officer)

Date: August 14, 2006	/s/ Steve Collins
Steve Collins
Treasurer (Principal Financial and Accounting Officer)