Form 10KSB
period 2006-09-30
FIRST UNITED ETHANOL LLC
filed 2006-12-22
CIK 1346222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 333-130663
FIRST UNITED ETHANOL, LLC
(Name of small business issuer in its charter)

Georgia	20-2497196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

West Broad Street, Camilla, GA	31730
(Address of principal executive offices)	(Zip Code)
(229) 522-2822
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of November 1, 2006, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $1,200,000.
As of November 1, 2006, there were 2,600 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

INDEX

Page
PART I	3
ITEM 1. DESCRIPTION OF BUSINESS	3
ITEM 1A. RISK FACTORS	17
ITEM 2. DESCRIPTION OF PROPERTY	22
ITEM 3. LEGAL PROCEEDINGS	22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

PART II	22
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS	22
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	23
ITEM 7. FINANCIAL STATEMENTS	32
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	43
ITEM 8A. CONTROLS AND PROCEDURES	43
ITEM 8B. OTHER INFORMATION	43

PART III	43
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	43
ITEM 10. EXECUTIVE COMPENSATION	45
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS	46
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	47
ITEM 13. EXHIBITS	48
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	50

SIGNATURES	51
Environment Assessment Agreement
Lump Sum Design-Build Agreement
Commitment Letter
Water Services Agreement
Loan Agreement
Promissory Note
Trust Indenture
Reimbursement Agreement
Confirmation Agreement
Letter of Credit
Confirming Letter of Credit
Remarketing Agreement
Bond Purchase Agreement
Tax Regulatory Agreement
Loan Agreement
Promissory Note
Trust Indenture
Confirmation Agreement
Letter of Credit
Confirming Letter of Credit
Remarketing Agreement
Bond Purchase Agreement
Revolving Credit Note
Loan Agreement
Security Agreement
Option to Purchase Real Property
Code of Ethics
Certificate Pursuant to 17 CFR 240 15d-14(a)
Certificate Pursuant to 17 CFR 240 15d-14(a)
Certificate Pursuant to 18 U.S.C. Section 1350
Certificate Pursuant to 18 U.S.C. Section 1350

PART I
Item 1. DESCRIPTION OF BUSINESS.
Business Development
     First United Ethanol, LLC (“First United Ethanol” or the “Company”) is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. As of our fiscal year ended September 30, 2006, construction of our ethanol plant had not yet begun. Construction of the project is expected to take approximately 16 to 18 months from the date construction commences, which is expected to be spring 2007. We anticipate completion of plant construction during summer 2008.
     We intend to finance the development and construction of the ethanol plant with a combination of equity and debt. We are raising equity in our public offering registered with the Securities and Exchange Commission and as of our fiscal year ended September 30, 2006, we had received subscriptions for approximately 67,000 units and had deposited offering proceeds of approximately $67,000,000 into our escrow account. The offering proceeds and our seed capital equity of $1,200,000 will be used to finance the development of our proposed ethanol plant. Subsequent to the close of our fiscal year ended September 30, 2006, we terminated our escrow account and offering proceeds were released to First United Ethanol on November 29, 2006. However, we have not yet closed the registered offering and may decide to raise additional equity. Based upon our current total project cost estimate of $170,000,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations. As of our fiscal year ended September 30, 2006, we had not entered into any definitive debt financing arrangement. However, on November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender. To complete project financing, our debt financing arrangement with Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $10,000,000 of revenue bonds, the proceeds of which were loaned to First United Ethanol. We have also established an $11,000,000 revolving line of credit with Southwest Georgia Farm Credit to provide us with additional liquidity.
     On November 16, 2006, we entered into a design-build contract with Fagen, Inc. of Granite Falls, Minnesota for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the costs of materials. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. We also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted our notice to proceed with construction, we would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will we have to pay Fagen, Inc. an early completion bonus of more than $1,000,000.
     We also entered into a license agreement with ICM, Inc. of Colwich, Kansas for limited use of ICM, Inc.'s proprietary technology and information to assist us in operating, maintaining, and repairing the ethanol production facility. We are not obligated to pay a fee to ICM, Inc. for use of the proprietary information and technology because our payment to Fagen, Inc. for the construction of the plant under our design-build agreement is inclusive of these costs.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Principal Products and Markets
     The principal products we anticipate producing at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process. We have had discussions with several firms interested in building a carbon dioxide plant adjacent to our plant in order to purchase and process our carbon dioxide; however, at this time no definitive plan exists regarding the processing or marketing of our carbon dioxide.

Ethanol
     Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we expect to produce is manufactured from corn. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic annual ethanol production capacity at approximately 5.28 billion gallons as of December 2006.
     An ethanol plant is essentially a fermentation plant. Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water. The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content. This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.
     Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the continental United States.
Distillers Grains
     A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% percent distillers grains, respectively. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. We expect that almost all of the distillers grains produced at our Camilla, Georgia plant will be DDGS.
Local Ethanol and Distillers Grains Markets
     As described below in “Distribution of Principal Products”, we intend to market and distribute our ethanol and a portion of our distillers grains through third parties. Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on the relative prices of the rail market and truck market for our products. We do have the option to independently market a portion of our distillers grains to local markets if we choose.
Regional Ethanol Markets
     Typically a regional market is one that is outside of the local market, yet within the neighboring states. Our regional market is within a 450-mile radius of our plant and is serviced by rail. We expect to construct a railroad spur to our plant so that we may reach regional and national markets with our products. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Atlanta and Birmingham).

National Ethanol Markets
     According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2005 of 4 billion gallons, an increase of 17% from 2004 and 126% since 2001. In its report titled, “Ethanol Industry Outlook 2006,” the Renewable Fuels Association anticipates demand for ethanol to remain strong. The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) in 2004 is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets. In addition, the implementation of a Renewable Fuels Standard contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005, is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The provision of the Energy Policy Act of 2005 that is likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (the “RFS”). The RFS began at 4 billion gallons in 2006 and will increase to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Although we expect the RFS to favorably impact the ethanol industry because it requires a certain minimum of the nation’s fuel supply to consist of renewable fuels, which is currently composed almost exclusively of ethanol, we believe other market forces have been just as influential since national ethanol production now exceeds the amount mandated by the RFS.
     Although the Energy Policy Act of 2005 did not impose a national ban of Methyl Tertiary Butyl Ether (MTBE), its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.
Distribution of Principal Products
     Our ethanol plant is expected to be located near Camilla, Georgia in Mitchell County, in southwestern Georgia. We selected the Camilla site because of its location to existing ethanol consumption, accessibility to road and rail transportation. It is served by the Georgia and Florida Railway and the Norfolk Southern Railway which both provide connections to the CSX Railway. Our site is in close proximity to major highways that connect to major petroleum terminals such as Atlanta, Birmingham, Columbia, Jacksonville, Spartanburg, Tallahassee and Tampa. There are 70 terminals in 24 cities within a 250 mile radius of our proposed plant; therefore, we expect to have a competitive advantage over some of our competitors because we anticipate being able to truck ethanol to these terminals cheaper than our competitors can transport it by rail to the same terminals.
Ethanol Distribution
     We anticipate entering into an ethanol marketing agreement with EcoEnergy, Inc. of Franklin, Tennessee (“EcoEnergy”) for the purposes of marketing and distributing all of the ethanol we produce at the plant. EcoEnergy is expected to market our ethanol to local, regional and national markets. However, at this time we have not yet entered into an ethanol marketing agreement with EcoEnergy.
Distillers Grains Distribution
     On November 6, 2006, we entered into a marketing agreement with Palmetto Grain Brokerage, LLC of Ridgeland, South Carolina (“Palmetto”) for the purpose of marketing and selling most of our distillers grains. Palmetto will be the exclusive selling broker for any rail origin dried distillers grains we produce. We will pay Palmetto fifty cents ($0.50) per ton for all dried distillers grains sold through the efforts of Palmetto acting as the selling broker. Palmetto will not be a party to any dried distillers grain sales contracts between us and any third party purchaser. We anticipate taking advantage of the local truck market for dried distillers grains and entering into agreements for the sale of a portion of our dried distillers grains with third party purchasers while Palmetto assists us with the rail market for our dried distillers grains.
New Products and Services
     We have not introduced any new products or services during this fiscal year.
Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
     Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Policy Act of 2005. See, “National Ethanol Markets.”
     Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has allegedly caused groundwater contamination and has been banned from use by many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.
     The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85. The VEETC is scheduled to expire on December 31, 2010.
     In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
     On December 30, 2005 the Environmental Protection Agency published an “interim rule” in the Federal Register imposing a 2.78% default provision (equating to 4 billion gallons of renewable fuel) of the RFS. The interim rule was prepared as a Direct Final Rule, meaning it will go into effect upon publication unless there are compelling negative comments filed within 30 days, none of which are anticipated. The interim rule applies the requirement in the aggregate, meaning no refiner individually has to meet the standard, but that the industry as a whole will have to blend at least 2.78% renewable fuels into gasoline this year. Any shortfall in meeting this requirement would be added to the 4.7 billion gallon RFS requirement in 2007. It is believed that more than 4 billion gallons of ethanol and biodiesel will be blended this year. An EPA brief explaining its action can be viewed at the EPA’s website. The interim rule is only expected to apply in 2006. The Environmental Protection Agency expects to finalize a credit trading program and other parts of the RFS required by law before the start of 2007.
     On September 7, 2006, the EPA published proposed final rules implementing the RFS program. The RFS program will apply in 2007 prospectively from the effective date of the final rule. The RFS for 2007 is 4.7 billion gallons of renewable fuel. The RFS must be met by refiners, blenders, and importers (obligated parties). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced. The RIN shows that a certain volume of renewable fuel was produced. Obligated parties must acquire sufficient RINs to demonstrate compliance with their performance obligation. In addition, RINs can be traded and a recordkeeping and electronic reporting system for all parties that have RINs ensures the integrity of the RIN pool.
     RINs are valid for compliance purposes for the calendar year in which they were generated, or the following calendar year. No more than 20% of the current year obligation could be satisfied using RINs from the previous year. An obligated party may carry a deficit over from one year into the next if it cannot generate or purchase sufficient RINs to meet its renewable volume obligation. However, deficits cannot be carried over from year into the next.
     The RFS system will be enforced through a system of registration, record keeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the proposed rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.
Effect of Governmental Regulation
     The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and negatively impact our future financial performance.
     The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits in order to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Competition
     We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we will be able to compete favorably with other ethanol producers due to our proximity to ethanol markets and multiple modes of transportation. In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by truck to 70 terminals in 24 cities within a 250 mile radius of our proposed plant, which may reduce our cost of sales. However, we expect to face higher costs for our corn when compared to Midwest ethanol producers with access to corn produced in close proximity to their ethanol plants.
     The ethanol industry has grown to approximately 109 production facilities in the United States. There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, ASAlliances Biofuels, LLC, Aventine Renewable Energy, Inc., Cargill, Inc., The Andersons, US Bio Energy and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market.
     The following table identifies most of the ethanol producers in the United States along with their production capacities.
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

			Current	Under
			Capacity	Construction/
COMPANY	LOCATION	FEEDSTOCK	(mgy)	Expansions (mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
	Bloomingburg, OH	Corn		100

			Current	Under
			Capacity	Construction/
COMPANY	LOCATION	FEEDSTOCK	(mgy)	Expansions (mgy)
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	52
Blue Flint Ethanol	Underwood, ND	Corn		50
Broin Enterprises, Inc.*	Scotland, SD	Corn	1
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Conestoga Energy Partners	Garden City, KS	Corn/milo		55
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol 2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn	60
Front Range Energy, LLC	Windsor, CO	Corn	40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy LLC*	Mason City, IA	Corn	60	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	52
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100

			Current	Under
			Capacity	Construction/
COMPANY	LOCATION	FEEDSTOCK	(mgy)	Expansions (mgy)
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Liquid Resources of Ohio	Medina, OH	Waste beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid American Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn	45
Missouri Valley Renewable Energy, LLC	Meckling, SD	Corn		60
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Voley, NY	Corn		114
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn		35
Panda Energy	Hereford, TX	Corn/milo		100
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20

			Current	Under
			Capacity	Construction/
COMPANY	LOCATION	FEEDSTOCK	(mgy)	Expansions (mgy)
Pinnacle Ethanol, LLC	Corning, IA	Corn		60
Prairie Ethanol, LLC	Loomis, SD	Corn		60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	10
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	50
Southwest Iowa Renewable Energy, LLC	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Summit Ethanol	Leipsic, OH	Corn		60
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Anderson Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn		110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US Bio Albert City	Albert City, IA	Corn		100
US Bio Woodbury	Woodbury, MI	Corn	45
US Bio Hankinson	Hankinson, ND	Corn		100
US Bio Ord	Ord, NE	Corn		50
US Bio Platte Valley	Central City, NE	Corn	100
US Bio Dyersville	Dyersville, IA	Corn		100
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	230	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Welcome, MN	Corn
	Hartely, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52

			Current	Under
			Capacity	Construction/
COMPANY	LOCATION	FEEDSTOCK	(mgy)	Expansions (mgy)
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery Waste	0.4	38
Renova Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40
Total Current Capacity at 109 ethanol biorefineries			5,281.4

Total Under Construction (55)/ Expansions (7)				4,347.0

Total Capacity			9,628.4

*	locally-owned
Renewable Fuels Association
Last Updated December 8, 2006
     Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not thought to be sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future making cellulose-based ethanol a viable alterative to corn-based ethanol. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not know whether it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.
     Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.
Competition from Alternative Fuels
     Our ethanol plant also expects to compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. Although currently the subject of several state bans, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies.
     Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development by ethanol and oil companies with far greater resources than our own. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of MTBE and ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
     A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.
Distillers Grains Competition
     Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Our anticipated plant location in southwest Georgia distinguishes our facility from distillers grains producers in the Midwest. We expect to take advantage of our proximity to local livestock producers by developing a truck market for our distillers grains. However, the amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increases, which will in turn increase competition in the distillers grains market in our area. In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.
Sources and Availability of Raw Materials
Corn Supply
     To produce 100 million gallons of ethanol per year, our ethanol plant will need approximately 36 million bushels of corn per year, or approximately 98,000 bushels per day, as the feedstock for its dry milling process. The grain supply for our plant will be obtained primarily from regional and national rail markets and Palmetto Grain Brokerage, LLC (“Palmetto”) will be our exclusive grain procurement agent. We will be forced to seek alternative corn suppliers if Palmetto cannot assist us in obtaining a sufficient supply of corn.
     We will be significantly dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. Although the area surrounding the plant produces a limited amount of corn, we expect our corn supply needs will have to be supplemented with corn from other areas, such as the eastern corn belt states of Indiana, Ohio and Illinois. There is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Although corn production in our area is expected to increase in the future, it is unlikely it will increase to levels that will meet the needs of our ethanol plant.
     Our grain procurement agreement with Palmetto is for an initial term that runs through December 31, 2009. We will pay an annual fee to Palmetto. In 2007 the annual fee is $25,000 and in 2008 and 2009 the annual fee is $50,000. Palmetto will use its best efforts in obtaining grain at the lowest possible price available in the Midwest rail grain market. We will enter into grain purchase contracts with the third party suppliers identified by Palmetto. Palmetto will charge introducing broker fees to third party suppliers and we will not pay any brokerage fees. We have the right to purchase grain in situations where Palmetto is not involved in the transaction and Palmetto cannot charge a brokerage fee to the third party supplier. In such a non-broker transaction, we will pay Palmetto a fee of one cent ($0.01) per bushel.
     The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. The market price of ethanol is not directly related to grain prices, and therefore ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
     In an attempt to minimize the effects of the volatility of corn costs on operating profits, we will likely take hedging positions in corn futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control and these costs may be significant.
Utilities
     Natural Gas. Natural gas is also an important input commodity to our manufacturing process. We estimate that our annual natural gas usage will be approximately 3,400,000 Million British Thermal Units and will constitute 10% to 15% of our annual total production cost. We plan to use natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States. We have not yet entered into an agreement relating to the provision of natural gas for our plant.
     Electricity. Based on engineering specifications, we expect to require a significant amount of electrical power to operate the plant. Electricity can be provided to our site by several sources, including Mitchell Electric Membership Corporation, Georgia Power and the Municipal Electric Authority of Georgia. We have not yet negotiated, reviewed or executed any agreement to provide electricity to the site.
     Water. We will require a significant supply of water. We anticipate obtaining water for our plant with two high capacity wells located in close proximity to the site. The water will be pumped from the Floridian Aquifer. Engineering specifications show our plant water requirements to be approximately 900 gallons per minute. That is approximately 1,300,000 gallons per day. There is no assurance, however, that the wells will reliably supply us with the water that we need. We are currently in the process of conducting a water availability study; however, the study is not yet complete.
     Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent discharge facilities. We anticipate that the cost of the water treatment system will be approximately $930,000.
Research and Development
     We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.
Dependence on One or a Few Major Customers
     As discussed above, we expect to enter into an ethanol marketing agreement with EcoEnergy and have entered into a distillers grains marketing agreements with Palmetto for the purposes of marketing and distributing our principal products. We expect to rely on EcoEnergy for the sale and distribution of our ethanol and Palmetto for the sale and distribution of our distillers grains, except for those distillers grains that we market locally. Therefore, we will be highly dependent on EcoEnergy and Palmetto for the successful marketing of our products. Any loss of EcoEnergy or Palmetto as our marketing agent for our ethanol and distillers grains could have a significant negative impact on our revenues.

Costs and Effects of Compliance with Environmental Laws
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We anticipate Fagen, Inc. and ICM, Inc. will coordinate and assist us with obtaining certain environmental permits, and will advise us on general environmental compliance. In addition, we will retain consultants with specific expertise for the permit being pursued to ensure all permits are acquired in a cost efficient and timely manner.
     Alcohol Fuel Producer’s Permit. Before we can begin operations, we must comply with applicable Alcohol and Tobacco Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms) regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond pursuant to 27 CFR § 19.957. There are other taxation requirements related to special occupational tax and a special stamp tax.
     SPCC and RMP. Before we can begin operations, we must prepare and implement a spill prevention control and countermeasure (“SPCC”) plan in accordance with the guidelines contained in 40 CFR § 112. This plan will address oil pollution prevention regulations and must be reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years.
     Pursuant to the Clean Air Act, stationary sources, such as our plant, with processes that contain more than a threshold quantity of regulated substances, such as anhydrous ammonia, are required to prepare and implement a risk management plan (“RMP”). Since we plan to use anhydrous ammonia, we must establish a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area. The same requirement may also be true for the denaturant we blend with the ethanol produced at the plant. This determination will be made as soon as the exact chemical makeup of the denaturant is obtained. We will need to conduct a hazardous assessment and prepare models to assess the impact of an ammonia and/or denaturant release into the surrounding area. The program will be presented at one or more public meetings. In addition, it is likely that we will have to comply with the prevention requirements under OSHA’s process safety management standard. These requirements are similar to the risk management plan requirements. The risk management plan should be filed before use.
     Air Permits. Our preliminary estimates indicate that the plant will be considered a minor source of regulated air pollutants. There are a number of emission sources that are expected to require permitting. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. We have received an air quality permit issued by the Georgia Environmental Protection Division as well as a conditional use permit approved by the Mitchell County Planning Commission and the Mitchell County Board of Commission. The types of regulated pollutants that are expected to be emitted from our plant include particulate matter (“PM10”), carbon monoxide (“CO”), nitrous oxides (“NOx”) and volatile organic compounds (“VOCs”). The activities and emissions mean that we are expected to obtain a minor source construction permit for the facility emissions. Because of regulatory requirements, we anticipate that we will agree to limit production levels to a certain amount, which may be slightly higher than the production levels described in this prospectus (currently projected at 100 million gallons per year at nameplate capacity with the permit at a slightly higher rate) in order to avoid having to obtain Title V air permits. These production limitations will be a part of the minor source construction permit. If we exceed these production limitations, we could be subjected to very expensive fines, penalties, injunctive relief and civil or criminal law enforcement actions. Exceeding these production limitations could also require us to pursue a Title V air permit. There is also a risk that further analysis prior to construction, a change in design assumptions or a change in the interpretation of regulations may require us to file for a Title V air permit. If we must obtain a Title V air permit, then we will experience significantly increased expenses and a significant delay in obtaining a subsequently sought Title V air permit. There is also a risk that the State of Georgia might reject a Title V air permit application and request additional information, further delaying startup and increasing expenses. Furthermore, the air quality standards may change, thus forcing us to later apply for a Title V air permit. There is also a risk that the area in which the plant is situated may be determined to be a non-attainment area for a particular pollutant. In this event, the threshold standards that require a Title V permit may be changed, thus requiring us to file for and obtain a Title V air permit.

The cost of complying and documenting compliance should a Title V air permit be required is also higher. It is also possible that in order to comply with applicable air regulations or to avoid having to obtain a Title V permit, we would have to install additional air pollution control equipment.
     There are a number of standards which may affect the construction and operation of the plant going forward. The prevention of significant deterioration (“PSD”) regulation creates more stringent and complicated permit review procedures for construction permits. It is possible, but we do not expect that the plant will exceed applicable PSD levels for NOx, CO, and VOCs.
     Water Permits. We expect that we will use water to cool our closed circuit systems in the proposed plant based upon engineering specifications. Although the water in the cooling system will be re-circulated to decrease facility water demands, a certain amount of water will be continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there will be occasional blowdown water that will have to be discharged. The exact details regarding the source of water and the amount of non-process and other wastewater that needs to be discharged will not be known until tests confirm the water quality and quantity for the site. Although unknown at this time, the quality and quantity of the water source and the specific requirements imposed by the Georgia Environmental Protection Division for discharge will materially affect our financial performance. We expect to file for a permit to allow the discharge of non-contact cooling and blowdown and boiler water. The proposed permit would require a 30-day public comment notice and a 30-day public hearing if there is a request for a hearing. We do not expect to require a permit for the land application or discharge of process wastewater based on the design proposed by our engineers. There can be no assurances that these permits will be granted to us. If these permits are not granted, then our plant may not be allowed to operate. However, we anticipate receiving the permits.
     We currently anticipate obtaining water from two new high capacity wells to be bored near the proposed site and possibly a water tower that Mitchell County is planning to construct to serve the needs of a contemplated industrial park. An additional or amended water withdrawal permit may need to be obtained for the use of these new sources. We do not know if additional permitting will be required until testing is completed. There is no assurance that this additional permit can be obtained. In the event that these water sources are unavailable, we will utilize an existing water tower located in close proximity to the site.
     Before we can begin construction of our proposed ethanol plant, we must obtain a General NPDES permit for storm water discharges from stand alone construction activities from the Georgia Environmental Protection Division. This permit application must be filed 14 days before construction begins. In connection with this permit, we must have a pollution prevention plan in place that outlines various measures we plan to implement to prevent storm water pollution. The plan must be submitted, but need not be approved by the Georgia Environmental Protection Division. We must also file a separate application for a general permit for industrial storm water discharges. Under the current configuration of the regulations, the application for the general permit for industrial storm water discharges must be filed one week prior to the start of operations. ICM, Inc. or a locally selected firm is expected to assist us in obtaining this permit.
     We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Georgia’s environmental administrators. Georgia or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Employees
     Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. Approximately five of our future employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our officers are Murray Campbell, Chairman; Tommy L. Hilliard, Vice Chairman; Steve Collins, Treasurer; Terry Hart, Secretary; Bryant Campbell, Assistant Treasurer; Miley Adams, Vice President of Marketing; and Thomas H. Dollar, II, Vice

President of Operations. As of the date of this report, we have hired a Chief Executive Officer, Mr. Tony Flagg, and two office employees.
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-
Time
Position	Personnel
Production Supervisors	4
Operating Workers	12
Compliance Officers	3
Maintenance/Repair Workers	3
Welders	3
Electrical/Electronic Engineering Technicians	2
Lab Manager	1
Lab Assistant	2
Laborers	10
General Manager	1
Plant/Commodity Managers	2
Accounting	1
Office Clerk	1
TOTAL	45
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.
Risks Relating to Our Business
     We have no operating history and our business may not be as successful as we anticipate. We have not yet begun plant operations. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.
     Our business is not diversified. Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol, we have no other line of business to fall back on. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.
     Our financial performance will be significantly dependent on corn and natural gas prices and generally we will not be able to pass on increases in input prices to our customers. Our results of operations and financial condition will be significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.
     Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn will significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. In recent months the price of corn has exceeded historical averages. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.
     Natural gas has recently been available only at prices exceeding historical averages. These prices will increase our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
     We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. However, these hedging transactions also involve risks to our business. See “Risks Relating to Our Business — We expect to engage in hedging transactions which involve risks that can harm our business.”
     The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels recently experienced by the ethanol industry. Corn costs will significantly impact future our cost of goods sold. Our gross margins will be principally dependent upon the spread between ethanol and corn prices. Recently, the spread between ethanol and corn prices has been at high levels, due in large part to high oil prices. However, this spread has fluctuated significantly as corn prices have increased dramatically since August 2006. Any further reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our future results of operations and financial condition.
     Our exclusive reliance on Palmetto to coordinate the supply of corn to our plant could damage our profitability if Palmetto is unable to locate a sufficient corn supply and we have to find an alternative method of sourcing corn. Palmetto is our exclusive corn broker. We expect to rely heavily on its ability to coordinate the procurement of the corn necessary to operate our plant. If, for any reason, Palmetto is unable to locate a sufficient corn supply, we may have to find an alternative method of sourcing corn, possibly at higher prices, which would damage our competitive position in the industry and decrease our profitability. If Palmetto fails to competitively source our corn or breaches the grain brokerage agreement, we could experience a material loss and we may not have any readily available means to procure the corn necessary to manufacture ethanol and distillers grains.
     Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.
     The price of ethanol has recently been much higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income which would decrease our revenues and profitability.
     We expect to sell all of the ethanol we produce to EcoEnergy, however we have not entered into an exclusive ethanol marketing agreement with EcoEnergy or any other ethanol marketer. While we anticipate entering into an exclusive ethanol marketing agreement with EcoEnergy, we have not yet done so and may not be able to enter into such an agreement in the future. We expect to rely heavily on the marketing efforts of a third party ethanol marketer to successfully sell our product. Our financial performance may be dependent upon the financial health of a third party marketer as a significant portion of our accounts receivable are expected to be attributable to such a marketer and its customers. If EcoEnergy or any other third party marketer fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
     We expect to engage in hedging transactions which involve risks that can harm our business. We will be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We will seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. The effectiveness of our hedging strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.
     Hedging activities themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.
     Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology we anticipate installing in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production process remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
Risks Related to Ethanol Industry
     Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.
     We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., The Andersons, US Bio Energy and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.
     Our ethanol plant also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.
     Competition from the advancement of alternative fuels may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.
     Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not thought to be sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future making cellulose-based ethanol a viable alterative to corn-based ethanol. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.
     Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affect our results of operations and financial condition.

     Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol. Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and our financial condition.
     Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce that it contributes may reduce the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.
Risks Related to Construction of the Ethanol Plant
     We will depend on Fagen, Inc. and ICM, Inc. to design and build our ethanol plant and their failure to perform could force us to abandon our business, hinder our ability to operate profitably or decrease the value of your investment. We will be highly dependent upon Fagen, Inc. and ICM, Inc. to design and build the plant. We have entered into a design-build agreement with Fagen, Inc. for the design and construction of our plant, under which Fagen, Inc. has engaged ICM, Inc. to provide design and engineering services. We have entered into a design-build agreement with Fagen, Inc. for various design and construction services. We have also entered into a phase I and phase II engineering services agreement with Fagen Engineering, LLC for certain engineering and design work. Fagen Engineering, LLC and Fagen, Inc. are both owned by Ron Fagen. Fagen Engineering, LLC provides engineering services for projects constructed by Fagen, Inc.
     If Fagen, Inc. terminates its relationship with us after initiating construction, there is no assurance that we would be able to obtain a replacement general contractor. Any such event may force us to abandon our business. Fagen, Inc. and ICM, Inc. and their affiliates, may have a conflict of interest with us because Fagen, Inc., ICM, Inc. and their employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States. We cannot require Fagen, Inc. or ICM, Inc. to devote their full time and attention to our activities. As a result, Fagen, Inc. and ICM, Inc. may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our plant.
     Construction delays could result in delays in our ability to generate profits if our production and sale of ethanol and its co-products are similarly delayed. We currently expect our plant to be operating in the summer of 2008; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy change towards ethanol or this project, could cause construction and operation delays. If it takes longer to construct the plant than we anticipate, it would delay our ability to generate revenue and make it difficult for us to meet our debt service obligations.
     Defects in plant construction could result in delays in our ability to generate revenues if our plant does not produce ethanol and its co-products as anticipated. There is no assurance that defects in materials and/or workmanship in the plant will not occur. Under the terms of the design-build agreement with Fagen, Inc., Fagen, Inc. will warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the design-build agreement requires Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant's operation. Halting or discontinuing plant operations could delay our ability to generate revenues.
Risks Related to Regulation and Governmental Action
     A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.
     Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS began at 4 billion gallons in 2006, increases to 7.5 billion gallons by 2012. The RFS for 2007 is 4.7 billion gallons. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business and the potential loss of some or all of your investment. To the extent that the supply of ethanol exceeds the amount mandated by the RFS it will be necessary for other market forces to drive demand in order to maintain ethanol prices.
     On September 7, 2006, the Environmental Protection Agency (the “EPA”) released a proposed rule for a comprehensive, long-term RFS program starting in 2007. The new regulation proposes that 3.71 percent (or 4.7 billion gallons) of all the gasoline sold or dispensed to U.S. motorists in 2007 be renewable fuel. By the end of 2006, there will be approximately 4.5 billion gallons of renewable fuel consumed as motor vehicle fuel in the United States. The rule also contains compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard. Various renewable fuels, including biodiesel and ethanol, can be used to meet the requirements of the RFS program. This is a proposed rule and there is no guarantee that this rule will be adopted or that we will comply with the requirements.
     The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business and the potential loss of some or all of your investment.
     Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or will have all permits required to operate our business. We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
Item 2. DESCRIPTION OF PROPERTY.
     We expect to construct the ethanol plant on approximately 267 acres of real property in Mitchell County Georgia. As of our fiscal year end on September 30, 2006, construction of the plant has not yet begun. Subsequent to fiscal year end, we exercised the option to purchase the site and completed our acquisition of the real estate pursuant to the terms of our option agreement.
     All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Southwest Georgia Farm Credit, which is described below under “Item 6 – Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”
Item 3. LEGAL PROCEEDINGS.
     From time to time in the ordinary course of business, First United Ethanol may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2006.
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS.
     There is no public trading market for our units.
     Our federal registration statement (Registration Statement No. 333-130663) was declared effective by the Securities and Exchange Commission on June 8, 2006. Our offering commenced on the effective date, June 8, 2006, and while we have sold our single class of membership units in an amount exceeding our minimum offering amount we have not yet reached our maximum offering amount and our offering remains open. As of September 30, 2006, we had subscriptions receivable in escrow of $68,812,000 and deferred offering costs of $246,726, accordingly, at our fiscal year end we had net offering proceeds of $68,565,274. As of September 30, 2006, the offering proceeds were in escrow with Ameris Bank and no offering proceeds had been used.
     As of September 30, 2006, we had 33 unit holders of record. Subsequently, we have accepted subscription agreements received in our registered offering and as of November 30, 2006, we have approximately 800 unit holders of record.
     On September 25, 2006, we entered into an employment agreement with Tony Flagg pursuant to which Mr. Flagg’s employment as our Chief Executive Officer of FUEL commenced. Mr. Flagg will receive an annual base salary of $175,000 and will be eligible for an annual performance bonus of up to 25% of his annual base salary. In addition, beginning at the close of our federally registered offering, Mr. Flagg shall be granted the option to purchase up to 1% of FUEL’s then outstanding membership units at a purchase price of $1,000 per unit. The option plan and option agreement setting forth the definitive terms and conditions of the option grant to Mr. Flagg have not yet been executed. Mr. Flagg will be entitled to fully participate in our employee benefit plans and programs. We will provide Mr. Flagg with the use of an automobile owned or leased by FUEL and we will reimburse Mr. Flagg for all costs he incurs while using the automobile for business or personal purposes. In addition, Mr. Flagg will be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as CEO.

     We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail under “Item 6 – Management’s Discussion and Analysis or Plan of Operations.”
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
Cautionary Statements Regarding Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvement or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Overcapacity within the ethanol industry leading to a decline in ethanol prices;

•	Changes in the availability and price of corn;

•	Increases or decreases in the supply and demand for ethanol, including anticipated significant increases in supply from new ethanol plants and expansions of existing ethanol plants;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for distiller grains; and

•	Changes and advances in ethanol production technology.
     We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     First United Ethanol, LLC is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. As of our fiscal year ended September 30, 2006, construction of our ethanol plant has not yet begun. Construction of the project is expected to take approximately 18 months from the date construction commences, which is expected to be spring 2007. We anticipate completion of plant construction during summer 2008.
     We intend to finance the development and construction of the ethanol plant with a combination of equity and debt. We are raising equity in our public offering registered with the Securities and Exchange Commission and as of our fiscal year ended September 30, 2006, we had received subscriptions for approximately 67,000 units and had deposited offering proceeds of approximately $67,000,000 into our escrow account. The offering proceeds will supplement our seed capital equity of $1,200,000. Subsequent to the close of our fiscal year ended September 30, 2006, we terminated our escrow account and offering proceeds were released to First United Ethanol on November 29, 2006. However, we have not yet closed the registered offering and may decide to raise additional equity. Based upon our current total project cost estimate of $170,000,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations. As of our fiscal year ended September 30, 2006, we had not entered into any definitive debt financing arrangement. However, on November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender. To complete project financing, our debt financing arrangement with Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $10,000,000 of revenue bonds, the proceeds of which were loaned to First United Ethanol. We have also established an $11,000,000 revolving line of credit with Southwest Georgia Farm Credit to provide us with additional liquidity.
     On November 16, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the costs of materials. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. We also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted our notice to proceed with construction, we would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will we have to pay Fagen, Inc. an early completion bonus of more than $1,000,000.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months focused on (1) project capitalization; and (2) project development, plant construction and preparing for start-up operations. Due to our successful registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. In the event we do not have sufficient cash from our registered offering and debt financing, we may seek additional equity and/or debt financing to complete project capitalization. We estimate that we will need approximately $170,000,000 to complete the project.
Project Capitalization
     We have issued 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have total proceeds from our two previous private placements of $1,200,000. Our seed capital supplied us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we terminated our escrow agreement and procured our debt financing on November 30, 2006.
     We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We also registered units for sale in the states of Georgia, Florida and South Dakota and are in the process of registering our offering in the State of New York. The registered offering is for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. There is a minimum purchase requirement of 20 units to participate in the offering with additional units to be purchased in 5 unit increments. The minimum aggregate offering amount is $40,000,000 and the maximum aggregate offering amount is $90,000,000. After the offering, there will be 42,600 units issued if we sell the minimum number of units offered in this offering and 92,600 units issued if we sell the maximum number of units offered in this offering. This includes 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.
     The offering will end no later than the date on which the maximum number of units has been sold or on June 7, 2007, whichever occurs first. We may also decide to end the offering any time after we have sold the minimum number of units and prior to June 7, 2007. If we decide to abandon the project for any reason, we will terminate the offering. The proceeds from the sale of units were held in escrow until November 30, 2006, at which time we terminated our escrow agreement with Ameris Bank and escrow proceeds of approximately $67,000,000 were transferred to our account. Any additional proceeds raised in our registered offering will not be placed in escrow and will be immediately controlled by First United Ethanol. While we have received subscriptions for a number of membership units exceeding the minimum offering amount and could close the offering, the board of directors will leave the offering open until, subject to our maximum offering amount, it determines that we have sufficient equity to fully capitalize the project.
     Based upon our current total project cost estimate of $170,000,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations. As of our fiscal year ended September 30, 2006, we had not entered into any definitive debt financing arrangement. However, on November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender. To complete project financing, our debt financing arrangement with Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $10,000,000 of revenue bonds, the proceeds of which were loaned to First United Ethanol. We have also established an $11,000,000 revolving line of credit with Southwest Georgia Farm Credit to provide us with additional liquidity.
Plant construction and start-up of plant operations
     Before we close the offering, we expect to continue working principally on the development of our proposed ethanol plant; the development of a plant site in Mitchell County, Georgia; obtaining the necessary construction and operating permits and negotiating the ethanol marketing, utility and other contracts. We expect to hire 45 full-time employees before plant operations begin. We plan to fund these activities and initiatives using our registered offering proceeds and debt financing. We believe that our existing funds will provide us with sufficient liquidity to fund the developmental, organizational and financing activities necessary to advance our project and permit us to continue these preliminary activities through the commencement of operations. If we are unable to obtain necessary additional funds following the closing of the offering, we may need to discontinue plant construction.
     Construction of the project is expected to take 18 months from the date construction commences. We anticipate completion of plant construction during summer 2008. During this time frame we plan to negotiate and execute finalized contracts in connection with the construction and operation of the ethanol plant, such as the provision of necessary electricity, natural gas and other power sources and a marketing agreement for ethanol. In the event that we do not have sufficient cash to complete construction and to commence operations, we may have to seek interim financing. We estimate that we will need approximately $125,903,700 to construct the plant for a total project cost of approximately $170,000,000, however unanticipated expenses may arise and our total project cost may increase.
     On November 16, 2006, and pursuant to the terms of our nonbinding letter of intent with Fagen, Inc., we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the costs of materials. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. We also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted our notice to proceed with construction, we would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will we have to pay Fagen, Inc. an early completion bonus of more than $1,000,000.
     We have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design-build costs paid to Fagen, Inc. The initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.
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
     We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of December 8, 2006, there were 109 operational ethanol plants nationwide that have the capacity to produce approximately 5.28 billion gallons annually. In addition, there are 55 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 4.35 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
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
     The Energy Policy Act of 2005 also changes the definition of a “small ethanol producer,” allowing more producers to qualify for income tax credits. The size of the plant eligible for the tax credit was previously limited to 30 million gallons; however, the law raises the size limitation on the production capacity for small ethanol producers from 30 million to 60 million gallons per year. We anticipate that our annual production will exceed the production limit of 60 million gallons a year and that we will not be eligible for the credit. Historically, small ethanol producers have been allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. Thus, the tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment, and ends on December 31, 2010. Our inability to qualify for the small ethanol producer tax credit may place us at a competitive disadvantage.
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
Technology Developments
     A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a co-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for biodiesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered in Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of the corn kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or biodiesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of November 9, 2006, United States Department of Agriculture projected the 2006 corn crop at 10.745 billion bushels, which would be the third largest corn crop on record. Despite the large 2006 corn crop, corn prices have increased sharply since August 2006 and if the price of corn remains at current price levels we expect a negative impact on our margin opportunity. Although we do not expect to begin operations until spring 2008, we expect some volatility in the price of corn, which could significantly impact our cost of goods sold.
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
     The price at which we will purchase corn will depend on prevailing market prices. Southwest Georgia is a corn deficient area and the area immediately surrounding the plant produces a limited amount of corn. Therefore, we expect to be required to obtain corn from other areas of the United States. Our proposed plant site in Camilla, Georgia is well situated to receive corn by rail from the corn producing regions of the United States and we expect to benefit from our flexibility in sourcing grain in the event of a crop shortfall in one portion of the corn belt. We view our ability to ship corn from any portion of the corn belt as a competitive advantage when compared to some Midwest ethanol plants that are largely dependant on their ability to buy corn in their local truck market. There is no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. However, the negative impact on profitability resulting from high corn prices will be mitigated, in part, by the increased value of the distillers grains we intend to market, as the price of corn and the price of distillers grains tend to fluctuate in tandem.
     Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We plan to use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. Any ongoing increases in the price of natural gas will increase our cost of production and will negatively impact our future profit margins.
Liquidity and Capital Resources
Estimated Sources of Funds
     The following schedule sets forth estimated sources of funds to build and fund the startup operations of our proposed ethanol plant near Camilla, Georgia.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$67,300,000	39.13%
Seed Capital Proceeds (3)	$1,200,000	0.70%
Senior Debt Financing (4)	$92,500,000	53.78%
Revolving Line of Credit (5)	$11,000,000	6.39%

Total Sources of Funds	$172,000,000	100.00%

(1)	The amount of equity offering proceeds and senior debt financing.

(2)	At November 30, 2006, we had subscriptions from investors for approximately $67,300,000. On November 30, 2006, the offering proceeds of approximately $67,300,000 were released from escrow.

(3)	We have issued a total of 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have issued a total of 2,600 units in our two private placements in exchange for proceeds of $1,200,000.

(4)	On November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender. Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $10,000,000 of revenue bonds, the proceeds of which were loaned to First United Ethanol.

(5)	We currently have an agreement from Southwest Georgia Farm Credit for a revolving letter of credit in the amount of $11,000,000.
     We expect to begin substantial plant construction activity before closing our equity offering.
Estimated Uses of Proceeds
     We initially expected the project to cost approximately $143,500,000 to complete. Due to several changes in the project and increases in costs we now expect the project to cost approximately $170,000,000 to complete. The revised project cost includes approximately $125,903,700 to build the plant and an additional $44,096,300 in other capital expenditures and working capital. The approximately $26,500,000 increase in the cost of the project required us to raise more equity during our registered offering than we initially intended. However, the amount of equity we need to raise is well below the maximum offering amount of $90,000,000. Subsequent to the end of our fiscal year ended September 30, 2006, we executed our design-build agreement with Fagen, Inc. dated November 16, 2006 pursuant to which we were required to pay to Fagen, Inc. a mobilization fee upon the closing of our debt financing arrangement. Accordingly, on November 30, 2006, when we closed our debt financing arrangement we paid to Fagen, Inc. an $7,200,000 mobilization fee.
     The increase in project costs is due to several factors including increased construction costs resulting from our decision to construct additional grain storage facilities at a cost of approximately $12,500,000, and our decision to install a grain dryer at the proposed plant at a cost of approximately $1,000,000. The increase in the cost of materials is another significant contributor to the inflated cost of our project. Our letter of intent with Fagen, Inc. includes and escalator provision based on the Construction Cost Index (CCI), a construction materials cost index published by Engineering News-Record Magazine. Based on our letter of intent with Fagen, Inc. and the change in the CCI, our revised project cost now includes a CCI Contingency of $6,000,000 to cover increases in the cost of materials. Another major factor contributing to the increase in the projected total project cost is a debt service reserve of approximately $7,000,000. The debt service reserve is a condition imposed by our senior lender and accordingly has been included in the total project cost.
     The following table reflects our current estimate of costs and expenditures for the ethanol plant expected to be built near Camilla, Georgia over the next 12 to 18 months. The following table reflects our estimate of costs as of the date of this report. These estimates are based on management’s research and our discussions with Fagen, Inc., ICM Inc. and our lenders. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

		Percent of
Use of Proceeds	Amount	Total

Plant construction	$125,903,700	74.06%
Dryer	1,000,000	0.59%
CCI Contingencies	6,000,000	3.53%
Land cost	750,000	0.44%
Site development costs	4,298,424	2.53%
Construction contingency	2,012,876	1.18%
Construction performance bond	375,000	0.22%

		Percent of
Use of Proceeds	Amount	Total

Construction insurance costs	200,000	0.12%
Administrative building	500,000	0.29%
Office equipment	100,000	0.06%
Computers, Software, Network	180,000	0.11%
Railroad	4,000,000	2.35%
Rolling stock	460,000	0.27%
Fire Protection	950,000	0.56%
Water treatment system	930,000	0.55%
Capitalized interest	1,150,000	0.68%
Start up costs:
Financing costs	840,000	0.49%
Debt Service Reserve	7,000,000	4.12%
Organization costs	1,500,000	0.88%
Pre production period costs	850,000	0.50%
Inventory — working capital	3,880,000	2.28%
Inventory — corn	3,200,000	1.88%
Inventory — chemicals and ingredients	420,000	0.25%
Inventory — Ethanol	2,500,000	1.47%
Inventory — DDGS	500,000	0.29%
Spare parts — process equipment	500,000	0.29%

Total	$170,000,000	100.00%
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
Financial Results
     As of September 30, 2006, we have total current assets of $67,341,180 consisting primarily of cash, subscriptions receivable and accrued interest receivable. We have current liabilities of $131,256 consisting primarily of accounts payable and accrued expenses. Since our inception through September 30, 2006, we have an accumulated loss of $429,201. Total members’ equity as of September 30, 2006, was $67,578,107. Since our inception, we have generated no revenue from operations. For the year ended September 30, 2006, and the period from inception to September 30, 2006, we had net losses of $270,035 and $429,201, respectively, primarily due to start-up business costs.
     Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $170,000,000. We are seeking to raise a minimum of $40,000,000 and a maximum of $90,000,000 of equity in our registered offering. As of the date of this report we have raised approximately $67,000,000 in equity from our investors and available debt financing of $92,500,000 and an additional $11,000,000 revolving line of credit.
Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The fair value of our cash and equivalents and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable to Southwest Georgia Farm Credit nor our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, there is no readily determinable similar instrument on which to base an estimate of fair value.
     We will defer offering costs until the sale of units is completed. Upon issuance of the units, these costs will be netted against the proceeds received. If the offering is not completed, such costs will be expensed.

Employees
     Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. We currently have three full-time employees. We expect that approximately five of our employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations.
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-
Time
Position	Personnel
Production Supervisors	4
Operating Workers	12
Compliance Officers	3
Maintenance/Repair Workers	3
Welders	3
Electrical/Electronic Engineering Technicians	2
Lab Manager	1
Lab Assistant	2
Laborers	10
General Manager	1
Plant/Commodity Managers	2
Accounting	1
Office Clerk	1
TOTAL	45
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Employees
We currently have three full-time employees. See “DESCRIPTION OF BUSINESS – Employees.”

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
First United Ethanol, LLC
Camilla, Georgia
We have audited the balance sheet of First United Ethanol, LLC (a development stage company) as of September 30, 2006, and the related statements of operations, changes in members’ equity, and cash flows for the year ending September 30, 2006 and for the period from March 9, 2005 (inception) through September 30, 2005, and for the period from March 9, 2005 (inception) through September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First United Ethanol, LLC as of September 30, 2006, and the results of its operations and its cash flows for the year ended September 30, 2006 and for the period from March 9, 2005 (inception) through September 30, 2005, and for the period from March 9, 2005 (inception) through September 30, 2006, in conformity with U.S. generally accepted accounting principles.
Denver, Colorado
November 30, 2006

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$304,748
Subscriptions receivable	66,812,000
Accrued interest receivable	224,432

Total current assets	67,341,180

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	14,962
Construction in progress (Note 3)	154,371
Less accumulated depreciation	(2,876)

166,457

OTHER ASSETS	5,000

DEFERRED OFFERING COSTS	246,726

$67,759,363

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$131,256

Total current liabilities	131,256

DEFERRED GRANT PROCEEDS	50,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 2,600 units issued and outstanding	1,195,308
Subscribed units, 66,810 units subscribed, not issued	66,812,000
Deficit accumulated during the development stage	(429,201)

67,578,107

$67,759,363

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the period from
		March 9, 2005	For the period from
		(inception) through	March 9, 2005
	Year ending	September 30,	(inception) through
	September 30, 2006	2005	September 30, 2006
Revenues	$—	$—	$—
Operating expenses
Organizational expenses	—	25,145	25,145
Start-up expenses	109,398	130,568	239,966
General and administrative expenses	410,294	3,453	413,747

Total	519,692	159,166	678,858

Operating loss	(519,692)	(159,166)	(678,858)
Other income (expense)
Other income	16,000		16,000
Interest income	233,657	—	233,657

	249,657	—	249,657

Net loss	$(270,035)	$(159,166)	$(429,201)

Net loss per unit (Basic and Diluted)	$(103.86)	$(260.93)	$(227.81)

Weighted average units outstanding	2,600	610	1,884

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Units	Members Equity
Balance, March 9, 2005		$—

Contributed capital for 600 units at $333.33 per unit, March 2005	600	200,000

Contributed capital for 2000 units at $500.00 per unit, September 2005	2,000	1,000,000

Cost related to contributed capital		(13,692)

Net loss for the period ending September 30, 2005		(159,166)

Members’ equity at September 30, 2005	2,600	$1,027,142

Contribution of services from Directors		9,000

Subscribed units, 66,810 units		66,812,000

Net loss for the year ending September 30, 2006		(270,035)

Members’ equity at September 30, 2006	2,600	$67,578,107

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the period from
		March 9, 2005	For the period from March
	Year ending	(inception) through	9, 2005 (inception) through
	September 30, 2006	September 30, 2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(270,035)	$(159,166)	$(429,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	9,000		9,000
Depreciation expense	2,876	—	2,876
Changes in assets and liabilities:
Increase in accrued interest receivable	(224,432)		(224,432)
Increase in accounts payable and accrued expenses	97,830	33,426	131,256
Increase in deferred grant proceeds	20,000	30,000	50,000

Net cash used in operating activities	(364,761)	(95,740)	(460,501)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(167,399)	(6,934)	(174,333)

Net cash used in investing activities	(167,399)	(6,934)	(174,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	—	1,200,000	1,200,000
Expenditures for offering costs	(241,738)	(18,680)	(260,418)

Net cash provided by (used in) financing activities	(241,738)	1,181,320	939,582

Increase (decrease) in cash	(773,898)	1,078,646	304,748

Cash, beginning of period	1,078,646	—	—

Cash, end of period	$304,748	$1,078,646	$304,748

Non-cash investing and financing activities
Contribution of services from Directors	$9,000	—	9,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
     First United Ethanol, LLC, (a development stage Georgia limited liability company) (the “Company”) is expected to be located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. Although subject to a number of uncertainties, the Company anticipates completing construction during 2008. As of September 30, 2006 the Company is in the development stage with its efforts being principally devoted to organizational, financing and start-up activities.
     The Company was formally organized as a limited liability company on March 9, 2005 under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC.
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
     The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of asset to the carrying amount of the asset.
Grant Proceeds
     Grant proceeds consist of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Proceeds received are either recognized as other income or used to reduce the basis of depreciable property or equipment acquired, depending on the conditions of the grant. If no conditions are specified in the grant, management recognizes the grant proceeds as other income or a reduction of the basis of depreciable property based on managements assessment of the purpose of the grant. As of September 30, 2006 and 2005, the

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
Company had received a total of $50,000 and $30,000, respectively, in grant proceeds which have been deferred and will be used to reduce the basis of the planned facility.
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
Concentration of Credit Risk
     The Company maintains its accounts primarily at one financial institution. At September 30, 2006 and 2005, the Company’s cash balances exceeded the amount insured by the Federal Deposit Insurance Corporation by approximately $204,000 and $979,000, respectively.
Net Loss per membership unit
     For purposes of calculating basic and diluted net loss per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding. At September 30, 2006 and September 30, 2005, the Company had no equity instruments outstanding that would be considered unit equivalents for purposes of computing net loss per a unit.
Recently issued accounting pronouncements
     In December 2004, the FASB issued revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. In April 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, which will allow the Company to implement the statement at the beginning of the fiscal year that begins on October 1, 2006. The Company has not yet determined the impact of this statement.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning October 1, 2006.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities .

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company will adopt SFAS No. 155 beginning October 1, 2006 and does not expect the adoption to have an impact on its results of operations or financial condition.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing October 1, 2007. As the Company is organized as a limited liability company, taxed as a partnership, and its earnings pass through to the members, no income tax provision is reflected in the financial statements. The Company does not expect the adoption of FIN 48 to have an impact on its results of operations or financial condition.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company does not believe that the adoption of SAB 108 will have an impact on the financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its financial position, results of operations or cash flows.
NOTE 2. MEMBERSHIP EQUITY
     As specified in the Company’s Operating Agreement, voting rights are one vote for each voting unit registered in the name of such Member as shown on the Membership Registration maintained by the Company.
     Income and losses of the Company shall be allocated among the Members in proportion to each Member’s respective percentage of Units when compared with the total Units issued. The Company’s cash flow shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the Board of Directors in its sole discretion, shall be distributed from time to time to the Members in proportion to their respective percentage Units. No member has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement, or if the Company’s total assets would be less than the sum of its total liabilities.
     Transfer, disposition or encumbrance of membership units are subject to certain significant restrictions, including a restriction that prohibits disposals without the approval by the Board of Directors.
     Initial investors purchased 600 units at $333.33 per unit in March 2005 and 2,000 units at $500 per unit in September 2005.
     In conjunction with a filing with the U.S. Securities and Exchange Commission, the Company is offering a minimum of 40,000 units and a maximum of 90,000 units as a direct primary offering at an offering price of $1,000 per unit. As of September 30, 2006, the Company has received subscription agreements for approximately 67,000

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
units at $1,000 per unit. The escrow account has received approximately $66,812,000 as of September 30, 2006. As discussed in Note 5, the Company satisfied all conditions required for the release of funds from escrow in November 2006.
NOTE 3. COMMITMENTS AND CONTINGENCIES
Development Stage Operations and Liquidity
     The Company is in the development stage and anticipates that the total cost of the organization, start up and to construct the plant to be approximately $170,000,000 (unaudited). As discussed in Note 2, the Company is offering a minimum of 40,000 units and a maximum of 90,000 units, as a direct primary offering, at an offering price of $1,000 per unit to raise capital. If and when the plant is completed, its liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. It is also possible that changes to the United States Tax Code could affect the financial results of future operations.
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

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
•	$25,000 upon completion of the ethanol plant’s construction;

•	within 30 days after the ethanol plant’s second year of production, an amount equal to one percent of EBITDA; and

•	within 30 days after the ethanol plant’s third full year of production, an amount equal to .5% of EBITDA generated by the ethanol plant.
     There is no assurance that Thompson will be able to successfully assist the Company in developing the project.
Design Build Agreements
     The Company has a signed letter of intent for design-build services with Fagen, Inc. Under the terms of the letter of intent, the Company agreed to use Fagen, Inc. to design and build the facility if the Company determines that it is feasible to do so and adequate financing is obtained. If the Company chooses to pursue the development with another entity, the Company is obligated to reimburse the Fagen, Inc. at its standard rates and reimburse all third party costs. The Company expects to pay Fagen $125,903,700 which is subject to revision based on a published inflation index or the use of union labor. The proposed capacity for the ethanol plant is 100 million gallon annually. The letter of intent will terminate on December 31, 2007 unless certain milestones have been met by the Company. The letter of intent can be extended upon mutual agreement, but can be terminated at either party’s option if a design-build agreement is not executed by December 31, 2008.
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
Agreement with Officer
     In September 2006, the Company entered into an employment agreement with an officer of the Company. The employment agreement can be terminated by the Company or the officer with 90 days written notice and provides for the officer to receive an option to purchase up to 1% of the total outstanding units at the close of the initial equity offering at a purchase price of $1,000 per unit. The officer also has the option to purchase up to 1% of the total units offered or sold in any subsequent public offering at a purchase price equivalent to the terms of any such offering. The option begins to vest in calendar year 2008 and is fully vested in calendar year 2010, and expense will be recognized beginning upon the issuance of the options at the close of the equity offering through the vesting period in 2010.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
NOTE 4. RELATED PARTIES
     An Officer and a Director of the Company is also a Senior Vice President and Director at the bank where the Company’s cash is deposited.
     The Company also leases its office space from the same bank on a month to month basis at $950 per month.
NOTE 5. SUBSEQUENT EVENTS
     In November 2006, the Company entered into a Memorandum of Understanding with Georgia & Florida Railway, Inc. guaranteeing certain levels of railcar usage in exchange for the upgrading and maintenance of rail trackage. The Company is committed to a minimum railcar usage 7,500 carloads per year for 5 years, with penalties of $200 per carload for any shortfall if the minimum volume is not met.
     On November 30, 2006, the Company closed its debt financing arrangement with Southwest Georgia Farm Credit, in which Southwest Georgia Farm Credit arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000, the proceeds of which have been loaned to the Company. Southwest Georgia Farm Credit has also extended a revolving line of credit in the amount of $11,000,000 to the Company for commercial purposes in furtherance of its ethanol production facility. The line of credit is evidenced by a promissory note in favor of Southwest Georgia Farm Credit, which is collateralized by all of the Company’s assets pursuant to the credit facility agreement between the Company and Southwest Georgia Farm Credit. In addition, the Company has closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank, the proceeds of which have been loaned to the Company.
     In conjunction with the closing of the debt financing agreements described in the preceding paragraph, the Company has satisfied the conditions required for the release of funds described in Note 2 from the escrow account and has begun to utilize these funds.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 8A. CONTROLS AND PROCEDURES.
     Our management, including our Chief Executive Officer (the principal executive officer), Tony Flagg, along with our Chief Financial Officer (the principal financial officer), Steve Collins, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2006, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 8B. OTHER INFORMATION.
     None.
PART III.
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Identification of Directors, Executive Officers and Significant Employees
As of September 30, 2006, our board of directors consists of the following directors:
     Murray Campbell, Chairman and Director. Age 50, 2281 Highway 37, Camilla, Georgia 31730. For the past eighteen years, Murray Campbell has been a partner in CoveyRise Plantation, a commercial hunting preserve, and Hopeful Peanut Company, a peanut buying company. He previously served as the Georgia representative and Chairman of the National Peanut Board as well as numerous peanut industry committees. Mr. Campbell has been deeply involved in water issues in Georgia serving on several state and regional boards. Mr. Campbell has served as our chairman and a director since our inception.
     Tommy L. Hilliard, Vice Chairman and Director. Age 64, P.O. Box 746, Camilla, Georgia 31730. For the past five years, Tommy L. Hilliard has served as Senior Vice President and Board Secretary for Planters & Citizens Bank of Camilla, Georgia. In addition, for the past 5 years, he has served as Chairman of the Mitchell County Development Authority and managed W. C. Adams & Sons, a family corporation. Mr. Hilliard also owns and operates a farm in the Camilla area and owns one-third interest in E.H.T. Landholding Company, LLC, a family farming company. He currently serves as a member of the board of directors for the Five County Joint Development Authority and has previously served as a member of the boards of directors for the Mitchell County Schools and Southwest Georgia Economic Development Corporation, the lending arm of the Southwest Georgia Regional Development Commission. Mr. Hilliard has served as our vice-chairman and a director since our inception.
     Steve Collins, Chief Financial Officer and Director. Age 40, 5265 Old GA. Hwy 3, Camilla, Georgia 31730. For the past five years, Steve Collins has been engaged in a family farming enterprise in Mitchell County. He also currently serves on the board of the Mitchell County Farm Bureau and Westwood Schools. Mr. Collins has served as our Chief Financial Officer and a director since our inception.
     Terry Hart, Secretary and Director. Age 62, 2825 Burlington Road, Albany, Georgia 31721. For the past five years, Terry Hart has been the General Manager of Georgia & Florida Railway, Inc. Mr. Hart has served as our secretary and a director since September of 2005.
     Miley Adams, Vice President of Marketing and Director. Age 55, 6106 Old GA. Hwy 3, Camilla, Georgia 31730. For the past five years, Miley Adams has been a farmer in the Camilla area. In addition, Mr. Adams owns and manages farming operations for Joe B. Adams & Sons, Inc. and Adams Poultry. He also serves on the Board of Directors for W.C. Adams & Sons and Adams & Walker, Inc. Mr. Adams has served as our Vice President of Marketing and a director since our inception.
     Bryant Campbell, Assistant Treasurer and Director. Age 56, 246 Main Street, Camilla, Georgia 31730. For the past five years, Bryant Campbell has been a farmer in the Mitchell County, GA. He currently serves as a member of the City Council for Camilla, Georgia. Mr. Campbell is also the former secretary/treasurer and member of the board of directors for Pinecliff Ginn. Mr. Campbell has served as our Assistant Treasurer and a director since our inception.
     Thomas H. Dollar, II, Vice President of Operations and Director. Age 45, P.O. Box 68, Bainbridge, Georgia 39818. For the past five years, Thomas H. Dollar has been President and majority owner of Dollar Farm Products Company and Decatur Gin Company of Bainbridge, Georgia. Mr. Dollar is also engaged in a farming operation under the name Dollar Family Farms. Mr. Dollar has served on the boards of the Georgia Soybean Association, Tri River Waterway and Chickasha Oil Mills. He presently is on the board of directors at Park Avenue Bank in Bainbridge, American Peanut Growers Group-Donalsonville, Georgia, Hidden Dunes Condo-Panama City Beach, Florida and Chem-Nut in Albany, Georgia. Mr. Dollar has served as our Vice President of Operations and a director since September 2005.
     John B. “Bubba” Johnson, Director. Age 66, 7695 Highway 37, Camilla, Georgia 31730. For the past five years, John B. “Bubba” Johnson has been a row crop farmer in Mitchell County. He is a member of the board of directors of Mitchell Electric Corp. and a member of the Flint River Planning and Water Policy Council, the Stake Holders Committee for the Flint River Basin and the Camilla Chamber of Commerce. Mr. Johnson is active in Farm Bureau, currently serving as the President of the Mitchell County Farm Bureau, and he previously served on the Georgia Farm Bureau’s Water Commodity Committee, Poultry Committee, and Policy Development Committee. He was also a member of the board of directors of Mitchell Baker Retardation Center, the Mitchell County Hospital Authority, the Mitchell County Zoning Board and Westwood Schools. Mr. Johnson attended Abraham Baldwin College and the University of Georgia. Mr. Johnson has served as a director since our inception.
     J. Harris Morgan, Jr., Director. Age 59, P.O. Box 394, Camilla, Georgia 31730. For the past five years, J. Harris Morgan owned and operated Option Care I.V. Pharmacy and Thrift Center Pharmacy. He is also a founder of the Camilla Retirement Village. He also owns and operates J. Harris Morgan Farms, a purebred charolais cattle operation. Mr. Morgan currently serves as the Preceptor for the University of Georgia College of Pharmacy and is a member of the college’s Vision 2003 Board. In 2002, he served as the President of the Georgia Pharmacy Association. Mr. Morgan is a member of the board of directors for the Camilla Chamber of Commerce and the Camilla Boys and Girls Club. He is also a member of the Camilla Rotary Club. Mr. Morgan received a B.S. in agriculture and chemistry from the University of Georgia and a R.PH. from the University of Georgia College of Pharmacy. Mr. Morgan has served as a director since our inception.
     Donald Shirah, Director. Age 62, 2227 Red Hill Road, Camilla, Georgia 31730. For the past five years, Donald Shirah has been farming in Mitchell County. He also owns and manages a 2,000 head hog operation. He currently serves as President of the Pinecliff Gin, Vice-President of the Mitchell County Farm Bureau and is a member of the board of directors of the Bank of Camilla. Mr. Shirah has served as a director since our inception.
     Kenneth J. Hunnicutt, Director. Age 69, 766 GA. Hwy 111, Moultrie, Georgia 31768. For the past five years, Kenneth J. Hunnicut has been Chairman of American Bank Company. Mr. Hunnicutt is also engaged in farming and cattle operations. He has held leadership positions that include: Chairman and Board of Director for the

Georgia’s Bankers Association; Advisory Board for Norfolk Southern; Chairman of Colquitt County Economic Development Corporation; and President of Moultire-Colquitt Chamber of Commerce. Mr. Hunnicutt has been a director since September 2005.
     Robert L. Holden, Sr., Director. Age 59, 3670 Old 179 N., Whigham, Georgia 39897. For the past five years, Robert L. Holden has been a co-owner and operator of Grady Ranch, has served on the board of directors of the AgFirst Farm Credit Bank, and has served as director of the Southwest Georgia Agricultural Credit Association in Bainbridge, Georgia. Mr. Holden also serves on the board of directors of Georgia Milk Producers (currently serving as VP), American Dairy Association and Grady County Farm Bureau. Mr. Holden has served as a director since September 2005.
     Michael W. Harrell, Director. Age 43, P.O. Box 1510, Bainbridge, Georgia 39818. For the past five years, Michael W. Harrell has been President, CEO and majority shareholder of Southwest Georgia Oil Company, Inc. of Bainbridge, Georgia. He is on the board of trustees for Bainbridge College, the Library Foundation, Past President of the Bainbridge-Decatur YMCA, Past Director of the Bainbridge Housing Authority, and a member of the Bainbridge Rotary Club. Mr. Harrell has served as a director since September 2005.
     Anthony J. Flagg, Chief Executive Officer. Age 54, 2 West Broad Street, Camilla, Georgia 31730. Anthony J. Flagg was hired as our CEO on September 25, 2006. Prior to that Mr. Flagg had been employed as the President of Pasta Montana, LLC, a dry pasta manufacturer, from 2003 to the date he accepted the position of CEO with First United. Prior to his employment with Pasta Montana, LLC, Mr. Flagg had been employed as the President of Pendleton Flour Mills, LLC since 1988 and had served as its Vice President from 1983 to 1988. Mr. Flagg has served as our CEO since September 2006.
Adoption of Code of Ethics
     Our board of directors has adopted a code of ethics that applies to our principal executive officer, Tony Flagg and our principal financial officer, Steve Collins. Both of these individuals signed an acknowledgment of his receipt of our code of ethics. Our code of ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB.
     Any person who would like a copy of our code of ethics may contact the Company at (229) 522-2822 or visit our website. Upon request the Company will provide copies of the code of ethics at no charge to the requestor.
ITEM 10. EXECUTIVE COMPENSATION
     Murray Campbell is currently serving as our chairman and Tommy L. Hilliard is currently serving as our vice chairman. Steve Collins is our Chief Financial Officer, Bryant Campbell is our assistant treasurer and Terry Hart is our secretary. Miley Adams is our vice president of marketing and Thomas H. Dollar, II is our vice president of operations. On April 28, 2006, we entered into a project development and consulting agreement with our chairman, Murray Campbell. Under the agreement, Mr. M. Campbell will provide project development and consulting services through construction and initial start-up of the project in exchange for an aggregate fee of $130,000. Subsequent to our fiscal year ended September 30, 2006, we paid one-half of the total fee or $65,000 to Mr. M. Campbell upon the execution of our definitive written debt financing agreements and we will pay the balance when the ethanol plant starts production. Except for our project development and consulting agreement with Mr. M. Campbell, we presently do not compensate Mr. Hilliard, Mr. Collins, Mr. Hart, Mr. B. Campbell, Mr. Adams or Mr. Dollar for their service as officers. However, we expect to implement officer compensation policies in the future.
     On September 25, 2006, we entered into an employment agreement with Tony Flagg pursuant to which Mr. Flagg’s employment as our Chief Executive Officer of the Company commenced. Mr. Flagg will receive an annual base salary of $175,000 and will be eligible for an annual performance bonus of up to 25% of his annual base salary. In addition, beginning at the close of our federally registered offering, Mr. Flagg shall be granted the option to purchase up to 1% of our then outstanding membership units at a purchase price of $1,000 per unit. The option plan and option agreement setting forth the definitive terms and conditions of the option grant to Mr. Flagg have not yet been executed. Mr. Flagg will be entitled to fully participate in our future employee benefit plans and programs. We will provide Mr. Flagg with the use of an automobile owned or leased by the Company and we will reimburse Mr.

Flagg for all costs he incurs while using the automobile for business or personal purposes. In addition, Mr. Flagg will be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as CEO.
     The following table set forth all compensation paid or payable by the Company during the last three fiscal years to our Chief Executive Officer. We do not have any compensatory security option plan for our executive officers and directors. As of September 30, 2006, none of our directors or officers has any options, warrants, or other similar rights to purchase securities of the Company.

Name and					All Other
Principal Position	Year	Salary		Bonus	Compensation	Total
Anthony J. Flagg, Chief Executive Officer	Fiscal Year 2006	$5,833	(1)	$0	$0	$5,833	(1)
	Fiscal Year 2005	$0		$0	$0	$0
	Fiscal Year 2004	$0		$0	$0	$0

(1)	Includes all compensation paid to Mr. Flagg between September 25, 2006, the date he signed an employment agreement with First United, and September 30, 2006, the end of the fiscal year.
     Currently, each of our directors are reimbursed for their expenses for attending board meetings. In the future, each of our directors may receive compensation for attending board meetings. We expect that any director compensation will be a reasonable amount based on the standards in the industry.
     Other than the project development and consulting agreement with Mr. Murray Campbell and employment agreement with Mr. Flagg, we presently do not have any compensation arrangements for our directors and officers.
Employment Agreements
     We have one employment agreement dated September 25, 2006, with our CEO, Mr. Flagg, but do not have any employment agreement with any other executive officer or director. In the future, we may enter into additional employment agreements with our executive officers or other employees that we may hire. We have engaged our chairman, Mr. M. Campbell, as an independent contractor to provide project development and consulting services pursuant to our project development and consulting services agreement dated April 28, 2006.
Reimbursement of Expenses
We reimburse our officers and directors for expenses incurred in connection with their service. Our reimbursement policy is to reimburse our officers and directors for out-of-pocket expenses.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
     As of November 30, 2006, our directors and officers own membership units as follows:
UNITS BENEFICIALLY OWNED BY DIRECTORS AND OFFICERS

	Name and Address of	Amount and Nature	Percent of Class
Title of Class	Beneficial Owner(1)	of Beneficial Owner	at Debt Closing
Membership Units	Murray Campbell	380 units	0.54%
Membership Units	Tommy L. Hilliard	250 units	0.36%
Membership Units	Steve Collins	155 units	0.22%
Membership Units	Terry Hart	40 units	0.06%
Membership Units	Miley Adams	200 units	0.29%
Membership Units	Bryant Campbell	250 units	0.36%

	Name and Address of	Amount and Nature	Percent of Class
Title of Class	Beneficial Owner(1)	of Beneficial Owner	at Debt Closing
Membership Units	John B. Johnson	180 units	0.26%
Membership Units	J. Harris Morgan	400 units	0.57%
Membership Units	Donald Shirah	150 units	0.21%
Membership Units	Kenneth J. Hunnicutt	100 units	0.14%
Membership Units	Robert L. Holden, Sr.	250 units	0.36%
Membership Units	Thomas H. Dollar, II (2)	1,300 units	1.86%
Membership Units	Michael W. Harrell (3)	600 units	0.86%
	Totals:	4,255 Units	6.09%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2)	Units beneficially owned by the Thomas H. Dollar Marital Trust of which our director Thomas H. Dollar, II is the trustee and by Dollar Farm Products of which our director Thomas H. Dollar, II is the president.

(3)	Units beneficially owned by Southwest Georgia Oil Company Inc. Our director Michael W. Harrell is the president.
Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Since our inception, we have entered into transactions with related parties. Our initial directors constitute our founding members. As such, we currently do not have outside directors or unaffiliated unit holders to evaluate related party transactions.
     We have entered into a project development and consulting agreement with our chairman, Mr. Murray Campbell. Under the agreement, Mr. M. Campbell will provide project development and consulting services to us through construction of the plant and initial start-up. In exchange, we have agreed to pay Mr. Campbell a total fee of $130,000. We paid half of the fee or $65,000 to Mr. M. Campbell when we executed definitive written debt financing agreements for the debt financing necessary to capitalize the project. We will pay the balance when the ethanol plant starts production.
     On September 25, 2006, we entered into an employment agreement with Tony Flagg pursuant to which Mr. Flagg’s employment as our Chief Executive Officer of FUEL commenced. Mr. Flagg will receive an annual base salary of $175,000 and will be eligible for an annual performance bonus of up to 25% of his annual base salary. In addition, beginning at the close of FUEL’s federally registered offering, Mr. Flagg shall be granted the option to purchase up to 1% of FUEL’s then outstanding membership units at a purchase price of $1,000 per unit. The option plan and option agreement setting forth the definitive terms and conditions of the option grant to Mr. Flagg have not yet been executed.
     The Mitchell County Development Authority has issued of $10,000,000 in general obligation bonds, which are subordinate to the anticipated senior debt financing. We executed documents relating to the bond issuance on November 30, 2006. We believe the terms of the bond financing are comparable to those that we would have obtained from an unaffiliated third party. There are a total of seven directors on the board of the Mitchell County Development Authority. The three directors on our board who also serve on the board of the Mitchell County Development Authority have abstained from any board action relating to any transaction between First United Ethanol and the Mitchell County Development Authority.

ITEM 13. EXHIBITS
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization	1

3.2	Certificate of Name Change and Amendment to Articles of Organization	1

3.2	Amended and Restated Operating Agreement	1

3.3	Second Amended and Restated Operating Agreement	3

4.1	Form of membership unit certificate	1

4.3	Escrow Agreement with AMERIS dated May 1, 2006	3

10.1	Memorandum of Understanding with Thompson, Hoffman & Associates	1

10.2	Letter of Intent with Fagen, Inc. dated July 22, 2005	1

10.3	Consulting Agreement with BioEnergy Capital Consultants, LLC	1

10.4	Real Estate Option with Mitchell County Development Authority	1

10.5	Letter of Intent with Fagen, Inc. dated March 10, 2006	2

10.6	Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC dated January 10, 2006	2

10.7	Services Agreement with ICM, Inc.	2

10.8	Project Development and Consulting Agreement with Murray Campbell dated April 28, 2006	3

10.9	Employment Agreement with Anthony Flagg dated September 25, 2006	4

10.10	Grain Procurement Agreement with Palmetto Grain Brokerage, LLC	5

10.11	Environmental Assessment Agreement with CDG Engineers dated September 28,2006	*

10.12	Lump Sum Design-Build Agreement with Fagen, Inc. dated November 16, 2006+	*

10.13	Commitment Letter with Southwest Georgia Farm Credit dated October 4,2006	*

10.14	Water Services Agreement with U.S. Water Services dated October 10, 2006	*

10.15	Loan Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	*

Exhibit		Method of
No.	Description	Filing
10.16	Promissory Note with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	*

10.17	Trust Indenture with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	*

10.18	Reimbursement Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	*

10.19	Confirmation Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	*

10.20	Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	*

10.21	Confirming Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	*

10.22	Remarketing Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	*

10.23	Bond Purchase Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	*

10.24	Tax Regulatory Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	*

10.25	Loan Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	*

10.26	Promissory Note with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	*

10.27	Trust Indenture with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	*

10.28	Confirmation Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	*

10.29	Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	*

10.30	Confirming Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	*

10.31	Remarketing Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	*

10.32	Bond Purchase Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	*

10.33	Revolving Credit Note with Southwest Georgia Farm Credit dated November 30, 2006	*

10.34	Loan Agreement with Mitchell County Development Authority dated November 1, 2006	*

Exhibit		Method of
No.	Description	Filing
10.35	Security Agreement with Mitchell County Development Authority dated November 1, 2006	*

10.36	Option to Purchase Real Property with Mitchell County Development Authority dated December 6, 2006	*

14.1	Code of Ethics	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-130663, originally filed on December 23, 2005.

(2)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 1 filed on March 13, 2006 to our Registration Statement on Form SB-2, No. 333-130663, originally filed on December 23, 2005.

(3)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 2 filed May 3, 2006 to our Registration Statement on Form SB-2, No. 333-130663, originally filed on December 23, 2005.

(4)	Incorporated by reference to Exhibit 99.1 in our Form 8-K filed on September 29, 2006.

(5)	Incorporated by reference to Exhibit 99.1 in our Form 8-K filed on November 13, 2006.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The aggregate fees billed by the principal independent public accountants (Hein & Associates LLP) to the Company for the fiscal year ended September 30, 2006, as follows:

Category	Year	Fees
Audit Fees	2006	$39,455
	2005	$30,000
Audit-Related Fees	2006	$11,960
	2005	$0
Tax Fees	2006	$0
	2005	$0
All Other Fees	2006	$0
	2005	$0
     Prior to engagement of the principal accountant to perform audit services for the Company, the principal accountant was pre-approved by our Board of Directors, who was acting as our Audit Committee at the time, pursuant to Company policy requiring such approval.
     One hundred percent of all fees were pre-approved by our Audit Committee.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: December 22, 2006	/s/ Anthony J. Flagg
Anthony J. Flagg
Chief Executive Officer

Date: December 22, 2006	/s/ Steve Collins
Steve Collins
Treasurer (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2006	/s/ Anthony J. Flagg
Anthony J. Flagg
Chief Executive Officer

Date: December 22, 2006	/s/ Steve Collins
Steve Collins
Treasurer (Principal Financial and Accounting Officer) Director

Date: December 22, 2006	/s/ Murray Campbell
Murray Campbell, Chairman and Director

Date: December 22, 2006	/s/ Miley Adams
Miley Adams, VP of Marketing and Director

Date: December 22, 2006	/s/ Bryant Campbell
Bryant Campbell, Assistant Treasurer and Director

Date: December 22, 2006	/s/ Donald Shirah
Donald Shirah, Director

Date: December 22, 2006	/s/ J. Harris Morgan, Jr.
J. Harris Morgan, Jr., Director

Date: December 22, 2006	/s/ Tommy Hilliard
Tommy Hilliard, Vice Chairman and Director

Date: December 22, 2006	/s/ John B. Johnson
John B. Johnson, Director

Date: December 22, 2006	/s/ Thomas H. Dollar, II
Thomas H. Dollar, II, VP of Operations and Director

Date: December 22, 2006	/s/ Mike Harrell
Mike Harrell, Director

Date: December 22, 2006	/s/ Terry Hart
Terry Hart, Secretary and Director

Date: December 22, 2006	/s/ Robert L. Holden, Sr.
Robert L. Holden, Sr., Director

Date: December 22, 2006	/s/ Kenneth Jack Hunnicutt
Kenneth Jack Hunnicutt, Director