Form 10QSB
period 2006-12-31
FIRST UNITED ETHANOL LLC
filed 2007-02-14
CIK 1346222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended December 31, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from          to          .
Commission file number 333-130663
FIRST UNITED ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Georgia	20-2497196
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2 West Broad Street, Camilla, GA 31730
(Address of principal executive offices)
(229) 522-2822
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of February 9, 2007 there were 72,140 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$51,210,370
Accrued interest receivable	240,199

Total current assets	51,450,569

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	18,997
Land	1,005,000
Construction in progress (Note 3)	7,670,868
Less accumulated depreciation	7,480

8,687,385

OTHER ASSETS	396,743

RESTRICTED CASH	7,671,150

DEFERRED OFFERING COSTS	4,141,321

$72,347,168

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$167,583

Total current liabilities	167,583

DEFERRED GRANT PROCEEDS	50,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 69,740 units issued and outstanding	68,092,849
Subscribed units, 5,000 units subscribed, not issued	5,000,000
Deficit accumulated during the development stage	(963,264)

72,129,585

$72,347,168

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
	Three months	Three months	March 9, 2005
	ending December	ending December	(inception) through
	31, 2006	31, 2005	December 31, 2006

Revenues	$—	$—	$—

Operating expenses
Organizational expenses	—	—	25,145
Start-up expenses	740,000	55,586	979,966
General and administrative expenses	369,099	66,807	782,846

Total	1,109,099	122,393	1,787,957

Operating loss	(1,109,099)	(122,393)	(1,787,957)

Other income (expense)
Other income	—		16,000
Interest income	575,036	1,222	808,693

	575,036	1,222	824,693

Net loss	$(534,063)	$(121,171)	$(963,264)

Net income (loss) per unit (Basic and Diluted)	$(21.21)	$(46.60)	$(188.06)

Weighted average units outstanding	25,182	2,600	5,122

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months	For the period from March
	Three months ending	ending December 31,	9, 2005 (inception) through
	December 31, 2006	2005	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(534,063)	$(121,171)	$(963,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	3,100	9,000
Depreciation expense	4,604	420	7,480
Changes in assets and liabilities:
Decrease in accrued interest receivable	(15,767)		(240,199)
Increase in other assets	(391,743)		(391,743)
Increase in accounts payable and accrued expenses	36,327	67,090	167,583
Increase in deferred grant proceeds	—	20,000	50,000

Net cash used in operating activities	(900,642)	(30,561)	(1,361,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,525,532)	(8,100)	(8,699,865)

Net cash used in investing activities	(8,525,532)	(8,100)	(8,699,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	72,142,000	—	73,342,000
Funding of restricted cash balance	(7,671,150)		(7,671,150)
Expenditures for offering costs	(4,139,054)	(55,805)	(4,399,472)

Net cash provided by (used in) financing activities	60,331,796	(55,805)	61,271,378

Increase (decrease) in cash	50,905,622	(94,466)	51,210,370

Cash, beginning of period	304,748	1,075,646	—

Cash, end of period	$51,210,370	$981,180	$51,210,370

Non-cash investing and financing activities
Contribution of services from Directors	$—	$3,100	$9,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
     First United Ethanol, LLC, (a development stage Georgia limited liability company) (the “Company”) is to be located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. Although subject to a number of uncertainties, the Company anticipates completing construction during 2008. As of December 31, 2006 the Company is in the development stage with its efforts being principally devoted to organizational, financing and start-up activities.
     The Company was formally organized as a limited liability company on March 9, 2005 under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC.
Basis of Presentation
     The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months December 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006.
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
     Costs incurred related to obtaining the Company’s debt facilities are recorded as deferred offering costs and amortized over the life of the related debt. These offering costs include direct and incremental costs related to the debt facilities such as legal fees, origination fees, and related costs.
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

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
Grant Proceeds
     Grant proceeds consist of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Proceeds received are either recognized as other income or used to reduce the basis of depreciable property or equipment acquired, depending on the conditions of the grant. If no conditions are specified in the grant, management recognizes the grant proceeds as other income or a reduction of the basis of depreciable property based on managements assessment of the purpose of the grant. As of December 31, 2006, the Company had received a total of $50,000 in grant proceeds which has been deferred and will be used to reduce the basis of the planned facility.
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
Net Loss per membership unit
     For purposes of calculating basic and diluted net loss per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding. At December 31, 2006, the Company had no equity instruments outstanding that would be considered unit equivalents for purposes of computing net loss per a unit.
Recently issued accounting pronouncements
     In December 2004, the FASB issued revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. In April 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, which will allow the Company to implement the statement at the beginning of the fiscal year that began on October 1, 2006. The Company has not yet determined the impact of this statement.
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
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company adopted SFAS No. 155 beginning October 1, 2006 and does not expect the adoption to have an impact on its results of operations or financial condition.
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
     In conjunction with a filing with the U.S. Securities and Exchange Commission, the Company is offering a minimum of 40,000 units and a maximum of 90,000 units as a direct primary offering at an offering price of $1,000 per unit. As of December 31, 2006, the Company has issued approximately 72,000 units at $1,000 per unit in conjunction with this offering. All initial funds received for the units were held in escrow until certain conditions of

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
the offering were met. The Company satisfied all conditions required for the release of funds from escrow in November 2006.
NOTE 3. COMMITMENTS AND CONTINGENCIES
Development Stage Operations and Liquidity
     The Company is in the development stage and anticipates that the total cost of the organization, start up and to construct the plant to be approximately $178,000,000 (unaudited). As discussed in Note 2, the Company is offering a minimum of 40,000 units and a maximum of 90,000 units, as a direct primary offering, at an offering price of $1,000 per unit to raise capital. If and when the plant is completed, its liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. It is also possible that changes to the United States Tax Code could affect the financial results of future operations.
Consulting Agreements
Transaction with BioEnergy Capital Consultants
     The Company entered into a Consulting Agreement with BioEnergy Capital Consultants pursuant to which BioEnergy assisted in contract negotiations with various service and product providers; assisted the planning of the Company’s equity marketing effort; assisted with the securing of debt financing for the commencement of construction of the Project; and assisted the education of local lenders. In exchange for these project development services, the Company payed BioEnergy the following amounts:
•	a one time commitment fee of $50,000;

•	$1,500 per week during the period from the effective date and continuing through the equity drive closing week for each week or partial week that BioEnergy personnel assisted, through personal attendance in Camilla and the surrounding communities, with the preparation of equity drive meetings;

•	$375 per day (not to exceed $1,500 per week) after the equity drive closing date and continuing through the first date after the Company closed its debt transaction to finance construction of the Project; and

•	a one-time conditional bonus of $650,000 on the loan closing date, which was paid during in November 2006.
Transaction with Thompson, Hoffman & Company
     In April 2005, the Company engaged Thompson, Hoffman & Company to provide certain consulting services, including retaining a firm to perform a feasibility study; locating an equity drive consultant; locating a potential equity partner; locating a company capable of constructing our ethanol plant; and managing the overall aspects of the acquisition of capital and construction of the ethanol plant. In exchange for Thompson’s services, the Company agreed to pay Thompson the following amounts:
•	$5,000 per month for 11 months;

•	$100 per hour after the date which is twelve months from the date of the agreement;

•	$25,000 upon completion of the equity drive, which was paid in November 2006;

•	$25,000 upon completion of the ethanol plant’s construction;

•	within 30 days after the ethanol plant’s second year of production, an amount equal to one percent of EBITDA; and

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
•	within 30 days after the ethanol plant’s third full year of production, an amount equal to .5% of EBITDA generated by the ethanol plant.
Design Build Agreements
     The Company has a signed letter of intent for design-build services with Fagen, Inc. Under the terms of the letter of intent, the Company agreed to use Fagen, Inc. to design and build the facility if the Company determines that it is feasible to do so and adequate financing is obtained. If the Company chooses to pursue the development with another entity, the Company is obligated to reimburse the Fagen, Inc. at its standard rates and reimburse all third party costs. The Company expects to pay Fagen $125,903,700 which is subject to revision based on a published inflation index or the use of union labor. The proposed capacity for the ethanol plant is 100 million gallon annually. The letter of intent will terminate on December 31, 2007 unless certain milestones have been met by the Company. The letter of intent can be extended upon mutual agreement, but can be terminated at either party’s option if a design-build agreement is not executed by December 31, 2008. As of December 31, 2006, the Company has paid Fagen, Inc. approximately $7,200,000.
Permits
     Certain permits for construction and environmental matters will be required to be obtained by the company to commence construction and operations.
Land Option
     The Company paid $5,000 for a one-year option to purchase certain parcels of the land. In November 2006, the Company exercised this option and completed the purchase of 194 acres for approximately $1,000,000.
Agreement with Director
     In April 2006, the Company entered into a consulting agreement with an officer of the Company. The consulting agreement provides for the officer to receive a total of $130,000, payable in two equal installments. The first installment was due and paid in November when the Company executed its definitive documents for debt financing and the second payment is due upon the first production of ethanol for sale.
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
Purchase commitment
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
     The Company entered into a Grain Brokerage Agreement with Palmetto Grain Brokerage, LLC, a South Carolina limited liability company (“Palmetto”), in November 2006. Under this agreement, Palmetto will seek out third party suppliers of grain for the Company to purchase and identify third party purchasers of the Company’s dried distillers grains. The initial term of the agreement runs through December 31, 2009, and will automatically renew for successive one year terms unless either party provides six months notice to the other prior to the expiration of the primary term or any renewal term. As primary consideration and in addition to any fees that commission based, the Company is to pay an annual fee to Palmetto of $25,000 in 2007 and $50,000 in 2008 and 2009.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
NOTE 4. RELATED PARTIES
     An Officer and a Director of the Company is also a Senior Vice President and Director at a bank where the Company’s cash is deposited.
     The Company also leases its office space from the same bank on a month to month basis at $950 per month.
NOTE 5. DEBT FINANCING ARRANGEMENT
     On November 30, 2006, the Company closed its debt financing arrangement with Southwest Georgia Farm Credit, in which Southwest Georgia Farm Credit arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000, the proceeds of which are available to be loaned to the Company. Southwest Georgia Farm Credit has also extended a revolving line of credit in the amount of $11,000,000 to the Company for commercial purposes in furtherance of its ethanol production facility. The line of credit is evidenced by a promissory note in favor of Southwest Georgia Farm Credit, which is collateralized by all of the Company’s assets pursuant to the credit facility agreement between the Company and Southwest Georgia Farm Credit. In addition, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank, the proceeds of which are available to be loaned to the Company. As of December 31, 2006, the Company has not drawn any funds under these debt financing arrangements. Under the terms of the arrangement, the Company is required to maintain approximately $7,671,000 in a bond reserve fund, which is included as restricted cash on the Company’s balance sheet.
     In conjunction with the closing of the debt financing agreements described in the preceding paragraph, the Company satisfied the conditions required for the release of funds described in Note 2 from the escrow account and has begun to utilize these funds.
NOTE 6. SUBSEQUENT EVENTS
     The Company entered into a Sitework Contract with Folsom Construction Co. (“Folsom”) in January 2007. Under the contract, Folsom is to provide all construction supervision, inspection, labor materials, tools, fuel, construction equipment and subcontracted items necessary for preparation of the site to support the construction the ethanol manufacturing facility. Folsom agrees to complete all work required by the agreement no later than March 16, 2007, subject to weather-related delays. As primary consideration, the Company is to pay a guaranteed lump sum amount of $5,850,000. This amount will be paid on a bi-weekly basis subject to progress to-date.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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
Overview
     First United Ethanol, LLC is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. We expect to market all of the ethanol and dried distillers grains the plant produces, however, we expect to capture and market approximately 140,000 tons of the 220,500 tons of raw carbon dioxide gas the plant will be capable of producing as a co-product of the ethanol manufacturing process.
     As of our fiscal quarter ended December 31, 2006, construction of our ethanol plant had not yet begun. Construction of the project is expected to take approximately 14 months from the date construction commences, which is expected to be spring 2007. We anticipate completion of plant construction during summer 2008.
     We expect to construct the ethanol plant on approximately 267 acres of real property in Mitchell County Georgia. In November 2006, we exercised our option to purchase the site and completed our acquisition of the real estate pursuant to the terms of our option agreement.
     We intend to finance the development and construction of the ethanol plant with a combination of equity and debt. We are raising equity in our public offering registered with the Securities and Exchange Commission and as of our fiscal quarter ended December 31, 2006, we had received subscriptions for approximately 72,140 units. The offering proceeds and our seed capital equity of $1,200,000 will be used to finance the development of our proposed ethanol plant. We terminated our escrow account and offering proceeds were released to First United Ethanol on November 29, 2006. However, we have not yet closed the registered offering and may decide to raise additional equity. Based upon our current total project cost estimate of $178,052,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations. On November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender. To complete project financing, our debt financing arrangement with Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $10,000,000 of revenue bonds, the proceeds of which were loaned to First United Ethanol. We have also established an $11,000,000 revolving line of credit with Southwest Georgia Farm Credit to provide us with additional liquidity. In addition, we expect to receive interest income of approximately $1,000,000.
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
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months focused on project and site development, plant construction and preparation for start-up operations. As a result of our successful registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. We estimate that we will need approximately $178,052,000 to complete the project.
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

     We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We also registered units for sale in the states of Georgia, Florida, South Dakota and New York. The registered offering is for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. There is a minimum purchase requirement of 20 units to participate in the offering with additional units to be purchased in 5 unit increments. The minimum aggregate offering amount is $40,000,000 and the maximum aggregate offering amount is $90,000,000. After the offering, there will be 92,600 units issued if we sell the maximum number of units offered in this offering. This includes 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.
     The offering will end no later than the date on which the maximum number of units has been sold or on June 7, 2007, whichever occurs first. We may also decide to end the offering any time prior to June 7, 2007. If we decide to abandon the project for any reason, we will terminate the offering. The proceeds from the sale of units were held in escrow until November 30, 2006, at which time we terminated our escrow agreement with Ameris Bank and escrow proceeds of approximately $67,000,000 were transferred to our account. Any additional proceeds raised in our registered offering will not be placed in escrow and will be immediately controlled by First United Ethanol. While we have received subscriptions for a number of membership units exceeding the minimum offering amount and could close the offering, the board of directors will leave the offering open until, subject to our maximum offering amount, it determines that we have sufficient equity to fully capitalize the project.
     Based upon our current total project cost estimate of $178,052,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations. On November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender. To complete project financing, our debt financing arrangement with Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $10,000,000 of revenue bonds, the proceeds of which were loaned to First United Ethanol. We have also established an $11,000,000 revolving line of credit with Southwest Georgia Farm Credit and we anticipate receiving approximately $1,000,000 in interest income which will provide us with additional liquidity.
Site Development and Plant Construction Activities
     Before we close the offering, we expect to continue working principally on the development of our proposed ethanol plant; the development of a plant site in Mitchell County, Georgia; obtaining the necessary construction and operating permits and negotiating the utility and other contracts. We expect to hire 45 full-time employees before plant operations begin. We plan to fund these activities and initiatives using our registered offering proceeds and debt financing.
     We have commenced Phase I dirt work at the plant site, which we expect to be complete in April 2007. We expect the Phase II utilities work to be complete in late spring or early summer 2007. We anticipate delivering our notice to proceed on construction to Fagen, Inc. in April 2007. Construction of the project is expected to take 14 months from the date construction commences. We anticipate completion of plant construction during summer 2008. During this time frame we plan to negotiate and execute finalized contracts in connection with the construction and operation of the ethanol plant, such as the provision of necessary electricity and other power sources. We believe we will have sufficient cash on hand through our registered offering and debt financing to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. We estimate that we will need approximately $125,903,700 to construct the plant for a total project cost of approximately $178,052,000, however unanticipated expenses may arise and our total project cost may increase.
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
     Subsequent to our fiscal quarter ending on December 31, 2006, we entered into a Sitework Contract with Folsom Construction Co. (“Folsom”) on January 17, 2007. Pursuant to the agreement, Folsom will provide all construction supervision, inspection, labor materials, tools, fuel, construction equipment and subcontracted items necessary for preparation of the site to support construction of a 100 million gallon per year ethanol facility. Folsom agrees to complete all work required by the agreement no later than March 16, 2007. As primary consideration, we agreed to pay a lump sum of $5,850,636, which sum shall not be subject to increase unless a written change order is executed. Under separate agreements, Terracon, a geo-technical engineering firm, will oversee and enforce the geological guarantees associated with the site work contract and Crouch Engineering, P.C., will oversee and enforce the placement of all roads, rail-beds, utility lines and buildings.
     We entered into a Natural Gas Facilities agreement with the City of Camilla on January 23, 2007. The city holds certain natural gas pipeline transportation rights with Southern Natural Gas Company and under the agreement, the city agrees to construct a new high pressure gas main from Southern’s pipeline to our ethanol manufacturing plant in Mitchell County, Georgia, including all necessary meters and regulators. The city intends to enter into a lease purchase arrangement with the Municipal Gas Authority (“MGAG”) to finance the estimated $2,818,000 cost of acquisition, construction and installation of the gas main. We have agreed to pay the city a facilities charge each month without regard to its level of gas consumption and without regard to our continued operation or use of the ethanol plant. The facilities charge will be based upon the proceeds of the assignment by MGAG to a commercial bank of the right to receive payments under the Lease and will be determined upon the closing of the lease. The parties intend that our facilities charge will be equal to the rental payments due under the lease which are estimated to be $33,900 per month. We agreed to pay the facilities charge commencing on March 1, 2007 and continuing month to month thereafter for 120 months or until the closing of the lease at which time the facilities charge will be recalculated.
     We also entered into a natural Gas Supply and Capacity Agreement with the City of Camilla on January 26, 2007. We agreed to purchase from the city, firm natural gas supplies in the amount of 10,595 MMBtu per day. We agreed to purchase all of our natural gas requirements from the city under the contract. The initial term of the agreement, the test operating period, will commence on the date the city completes the installation of the necessary meter station equipment at our facilities, but no later than March 1, 2008 and will continue until we provide 45 days notice of our intent to begin the commercial operating period. The commercial operating period will commence on the first day of the month following the 45 day notice period, but no later than October 1, 2008, and will continue for a primary term of ten (10) years. The agreement will continue thereafter year to year unless and until terminated by either party.
Marketing Agreements
     On December 29, 2006, we entered into an ethanol marketing agreement with Eco-Energy, Inc. (“ECO”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. We agreed to pay a fee of $0.01 per net gallon of ethanol purchased for rail and $0.012 per net gallon of ethanol purchased for outbound trucks. Pursuant to the agreement, ECO will provide to the Company 50% of entitled swap and exchanges. The initial term of the agreement will commence on the first day of ethanol production and will continue until the October following two (2) full years of ethanol production. The agreement will automatically renew for additional two year terms unless otherwise terminated pursuant to the agreement. Under the agreement ECO will be responsible for all transportation arrangements for the distribution of ethanol.

     On November 6, 2006, we entered into a marketing agreement with Palmetto Grain Brokerage, LLC of Ridgeland, South Carolina (“Palmetto”) for the purpose of marketing and selling most of our distillers grains. Palmetto will be the exclusive selling broker for any rail origin dried distillers grains we produce. We will pay Palmetto fifty cents ($0.50) per ton for all dried distillers grains sold through the efforts of Palmetto acting as the selling broker. Palmetto will not be a party to any dried distillers grain sales contracts between us and any third party purchaser. We anticipate taking advantage of the local market for dried distillers grains and entering into agreements for the sale of a portion of our dried distillers grains with third party purchasers with Palmetto assisting us with the rail market for our distillers grains.
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
     We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of February 2, 2007, there were 113 operational ethanol plants nationwide that have the capacity to produce approximately 5.58 billion gallons annually. In addition, there are 76 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 6.14 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. However, it is possible that additional demand for ethanol may counterbalance the increase in supply especially in our region as we observe new ethanol markets opening up as a result of two new blending stations in Atlanta, Georgia and Tampa, Florida.
     The increased production of ethanol has placed upward pressure on the price and supply of corn, resulting in higher than normal corn prices. The spread between petroleum prices and corn prices has narrowed, which has reduced ethanol plant profit margins from the levels reached during 2006. However, we expect that the rise in corn prices will motivate farmers to plant additional corn acres in 2007, which could help offset the upward pressure on the price of corn.
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
     Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Reduction or elimination of tariffs on imported ethanol into our country could have a significant effect on our business because our site location in the southeast United States and much of the imported ethanol could land in Florida and saturate our local markets.
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
     As of January 12, 2007, the United States Department of Agriculture projected the 2006 corn crop at 10.5 billion bushels, the third largest production estimate on record. Despite the large 2006 corn crop, corn prices have increased sharply since August 2006 and we expect corn prices to remain at historical high price levels well into 2007. Although we do not expect to begin operations until summer 2008, we expect these same factors will continue to cause continuing volatility in the price of corn, which may significantly impact our cost of goods sold.
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
Operating Expenses
     When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Liquidity and Capital Resources
Estimated Sources of Funds
     The following schedule sets forth estimated sources of funds to build and fund the startup operations of our proposed ethanol plant near Camilla, Georgia.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$72,352,000	40.64%
Seed Capital Proceeds (3)	$1,200,000	0.68%
Senior Debt Financing (4)	$92,500,000	51.95%
Operating Line of Credit (5)	$11,000,000	6.18%

Interest Income	$1,000,000	0.56%

Total Sources of Funds	$178,052,000	100.00%

(1)	The amount of equity offering proceeds and senior debt financing.

(2)	At December 31, 2006, we had subscriptions from investors for approximately $72,352,000 through our registered offering.

(3)	We have issued a total of 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have issued a total of 2,600 units in our two private placements in exchange for proceeds of $1,200,000.

(4)	On November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender. Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $10,000,000 of revenue bonds, the proceeds of which were loaned to First United Ethanol.

(5)	We currently have an agreement from Southwest Georgia Farm Credit for a revolving letter of credit in the amount of $11,000,000.
     We expect to begin substantial plant construction activity before closing our equity offering.
Estimated Uses of Proceeds
     We initially expected the project to cost approximately $143,500,000 to complete. Due to several changes in the project and increases in costs we now expect the project to cost approximately $178,052,000 to complete. The revised project cost includes approximately $125,903,700 to build the plant and an additional $52,148,300 in other capital expenditures and working capital.
     The increase in project costs is due to several factors including a significant increase in the cost of our dirt work in the amount of approximately $4,700,000. The increase in the cost of materials is another significant contributor to the inflated cost of our project. Our letter of intent with Fagen, Inc. includes an escalator provision based on the Construction Cost Index (CCI), a construction materials cost index published by Engineering News-Record Magazine. Based on our letter of intent with Fagen, Inc. and the change in the CCI, our revised project cost now includes a CCI Contingency of $6,000,000 to cover increases in the cost of materials. Another major factor contributing to the increase in the projected total project cost is a debt service reserve of approximately $7,000,000. The debt service reserve is a condition imposed by our senior lender and accordingly has been included in the total project cost.
     The following table reflects our current estimate of costs and expenditures for the ethanol plant expected to be built near Camilla, Georgia over the next 14 to 18 months. The following table reflects our estimate of costs as of the date of this report. These estimates are based on management’s research and our discussions with Fagen, Inc., ICM Inc. and our lenders. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$125,903,700	70.718%
Dryer	1,000,000	0.60%
CCI Contingencies	6,000,000	3.37%
Land cost	1,000,000	0.56%
Site development costs*	10,401,150	5.84. %
Construction contingency	2,000,000	1.12%
Construction performance bond	400,000	0.22%
Construction insurance costs	400,000	0.22%
Administrative building	500,000	0.30%
Office equipment	100,000	0.06%
Computers, Software, Network	180,000	0.10%
Railroad	4,800,000	2.69%
Rolling stock	500,000	0.28%
Capitalized interest	3,000,000	1.68%
Start up costs:
Financing costs	840,000	0.47%
Debt Service Reserve	7,671,150	4.31%
Organization costs	1,500,000	0.84%
Pre production period costs	850,000	0.47%
Inventory — working capital	3,880,000	2.18%
Inventory — corn	3,200,000	1.80%
Inventory — chemicals and ingredients	420,000	0.24%
Inventory — Ethanol	2,500,000	1.40%
Inventory — DDGS	500,000	0.28%
Spare parts — process equipment	500,000	0.28%

Total	$178,052,000	100.00%

*	includes site development, fire protection and water treatment
     We expect the total funding required for the plant to be $178,052,000, which includes $125,903,700 to build the plant and $52,148,300 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
     As of December 31, 2006, we have total assets of $72,347,168 consisting primarily of cash, property and equipment and deferred offering and financing costs. We have current liabilities of $167,583 consisting primarily of accounts payable and accrued expenses. Since our inception through December 31, 2006, we have an accumulated loss of $963,264. Total members’ equity as of December 31, 2006, was $72,129,585. Since our inception, we have generated no revenue from operations.
     Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $178,052,000. We have raised approximately $72,352,000 through our registered offering. The offering proceeds will supplement our seed capital equity of $1,200,000. On November 29, 2006, we terminated our escrow account and offering proceeds were released to First United Ethanol. However, we have not yet closed the registered offering and may decide to raise additional equity. We closed our debt financing on November 30, 2006 with Southwest Georgia Farm Credit as the lead lender. To complete project financing, our debt financing arrangement with Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $10,000,000 of revenue bonds, the proceeds of which were loaned to First United Ethanol. We have also established an $11,000,000 revolving line of credit with Southwest Georgia Farm Credit and we anticipate receiving approximately $1,000,000 in interest income, which will provide us with additional liquidity.
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
Item 3. Controls and Procedures
     Our management, including our Chief Executive Officer (the principal executive officer), Anthony J. Flagg, along with our Treasurer, (the principal financial officer), Steve Collins, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We have issued 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have total proceeds from our two previous private placements of $1,200,000.
     Our private placement was made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 504 of Regulation D. With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser agreed that a legend was placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.
     We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units. We also registered units for sale in the states of Georgia, Florida, New York and South Dakota.
     The registered offering is for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. There is a minimum purchase requirement of 20 units to participate in the offering with additional units to be purchased in 5 unit increments. The minimum aggregate offering amount is $40,000,000 and the maximum aggregate offering amount is $90,000,000. As of the date of this report, we have sold 72,352 units, for an aggregate amount of $72,352,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our ethanol plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company. Pursuant to our prospectus, all subscription payments from the offering were deposited in an escrow account. On November 29, 2006, we met the conditions to breaking escrow and received our offering proceeds at that time. We have not closed the offering but are not actively seeking additional subscriptions at this time. We may determine to sell additional equity in the future.
     The following is a breakdown of units registered and units sold in the offering as of December 31, 2006:

Amount	Aggregate price of the amount		Aggregate price of the
Registered	registered	Amount Sold	amount sold
90,000	$90,000,000	72,140	$72,142,000
     As of December 31, 2006, our total expense related to the registration and issuance of these units was approximately $244,459 which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in November 2006. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds after deduction of expenses were approximately $71,897,541. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (June 7, 2006) through our quarter ended December 31, 2006:

Debt Financing Costs	$4,066,755
Real Estate Purchases and Land Improvements	$1,255,841
Operating Expenses(1)	$1,388,134
Total	$6,710,730

(1)	The Operating Expenses includes consulting fees professional fees, office furniture and equipment, and typical office expenses including general and administrative expenses.
     Except for $65,000 paid to our Chairman, Murray Campbell, pursuant to our project development and consulting agreement, all of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization	1

3.2	Certificate of Name Change and Amendment to Articles of Organization	1

3.2	Amended and Restated Operating Agreement	1

3.3	Second Amended and Restated Operating Agreement	3

4.1	Form of membership unit certificate	1

4.3	Escrow Agreement with AMERIS dated May 1, 2006	3

10.1	Memorandum of Understanding with Thompson, Hoffman & Associates	1

10.2	Letter of Intent with Fagen, Inc. dated July 22, 2005	1

10.3	Consulting Agreement with BioEnergy Capital Consultants, LLC	1

10.4	Real Estate Option with Mitchell County Development Authority	1

10.5	Letter of Intent with Fagen, Inc. dated March 10, 2006	2

10.6	Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC dated January 10, 2006	2

10.7	Services Agreement with ICM, Inc.	2

Exhibit		Method of
No.	Description	Filing

10.8	Project Development and Consulting Agreement with Murray Campbell dated April 28, 2006	3

10.9	Employment Agreement with Anthony Flagg dated September 25, 2006	4

10.10	Grain Procurement Agreement with Palmetto Grain Brokerage, LLC	5

10.11	Environmental Assessment Agreement with CDG Engineers dated September 28, 2006	6

10.12	Lump Sum Design-Build Agreement with Fagen, Inc. dated November 16, 2006+	6

10.13	Commitment Letter with Southwest Georgia Farm Credit dated October 4, 2006	6

10.14	Water Services Agreement with U.S. Water Services dated October 10, 2006	6

10.15	Loan Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.16	Promissory Note with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.17	Trust Indenture with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.18	Reimbursement Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.19	Confirmation Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.20	Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.21	Confirming Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.22	Remarketing Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.23	Bond Purchase Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.24	Tax Regulatory Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.25	Loan Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.26	Promissory Note with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.27	Trust Indenture with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.28	Confirmation Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

Exhibit		Method of
No.	Description	Filing

10.29	Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.30	Confirming Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.31	Remarketing Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.32	Bond Purchase Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.33	Revolving Credit Note with Southwest Georgia Farm Credit dated November 30, 2006	6

10.34	Loan Agreement with Mitchell County Development Authority dated November 1, 2006	6

10.35	Security Agreement with Mitchell County Development Authority dated November 1, 2006	6

10.36	Option to Purchase Real Property with Mitchell County Development Authority dated December 6, 2006	6

10.37	Sitework Contract with Folsom Construction Co. dated January 17, 2007	7

10.38	Natural Gas Facilities Agreement with the City of Camilla, Georgia dated January 23, 2007	8

10.39	Natural Gas Supply and Capacity Agreement with the City of Camilla, Georgia dated January 26, 2007	8

10.40	Ethanol Marketing Contract with Eco-Energy, Inc. dated December 29, 2006	*

14.1	Code of Ethics	6

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on Registration Statement on Form SB-2, No. 333-130663, originally filed on December 23, 2005.

(2)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 1 filed on March 13, 2006 to our Registration Statement on Form SB-2, No. 333-130663, originally filed on December 23, 2005.

(3)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 2 filed May 3, 2006 to our Registration Statement on Form SB-2, No. 333-130663, originally filed on December 23, 2005.

(4)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on September 29, 2006.

(5)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on November 13, 2006.

(6)	Incorporated by reference to the exhibit of the same number in Form 10-KSB filed on December 22, 2006.

(7)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on January 23, 2007.

(8)	Incorporated by reference to Exhibit 99.1 and Exhibit 99.2 in Form 8-K filed on January 31, 2007.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: February 14, 2007	/s/ Anthony J. Flagg
Anthony J. Flagg
Chief Executive Officer

Date: February 14, 2007	/s/ Steve Collins
Steve Collins
Treasurer (Principal Financial and Accounting Officer)