Form 10QSB
period 2007-03-31
FIRST UNITED ETHANOL LLC
filed 2007-05-14
CIK 1346222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2007
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
☐ Yes      ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of April 30, 2007 there were 75,305 units outstanding.
Transitional Small Business Disclosure Format (Check one):
☐ Yes      ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

March 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,300,822
Accrued interest receivable	220,701

Total current assets	48,521,523

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	47,609
Land	1,005,000
Construction in progress (Note 3)	10,955,478
Less accumulated depreciation	8,433

11,999,654

OTHER ASSETS	353,384

RESTRICTED CASH	7,671,150

DEFERRED OFFERING COSTS	4,528,069

$73,073,780

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$68,934
Accrued interest	979,648

Total current liabilities	1,048,582

DEFERRED GRANT PROCEEDS	50,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 75,010 units issued and outstanding	73,362,851
Subscribed units, 295 units subscribed, not issued	295,000
Deficit accumulated during the development stage	(1,682,653)

71,975,198

$73,073,780

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
	Three months	Three months	Six months	Six months	March 9, 2005
	ending March 31,	ending March 31,	ending March 31,	ending March 31,	(inception) through
	2007	2006	2007	2006	March 31, 2007
Revenues	$—	$—	$—	$—	$—

Operating expenses
Organizational expenses	—	—	—	—	25,145
Start-up expenses	—	18,901	740,000	74,487	979,966
General and administrative expenses	427,934	73,409	797,033	140,216	1,210,780

Total	427,934	92,310	1,537,033	214,703	2,215,891

Operating loss	(427,934)	(92,310)	(1,537,033)	(214,703)	(2,215,891)

Other income (expense)
Other income		9,000	—	9,000	16,000
Interest expense	(979,648)	—	(979,648)	—	(979,648)
Interest income	688,193	3,376	1,263,229	4,598	1,496,886

	(291,455)	12,376	283,581	13,598	533,238

Net income (loss)	$(719,389)	$(79,934)	$(1,253,452)	$(201,105)	$(1,682,653)

Net income (loss) per unit (Basic and Diluted)	$(9.84)	$(30.74)	$(25.64)	$(77.35)	$(126.88)

Weighted average units outstanding	73,136	2,600	48,896	2,600	13,262

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
			March 9, 2005
	Six months ending	Six months ending	(inception) through
	March 31, 2007	March 31, 2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,253,452)	$(201,105)	$(1,682,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	9,000	9,000
Depreciation expense	5,460	1,120	8,336
Changes in assets and liabilities:
Decrease in accrued interest receivable	3,731		(220,701)
Increase in other assets	(348,384)		(348,384)
Increase in accounts payable and accrued expenses	(62,322)	52,419	68,934
Increase in accrued interest	979,648	—	979,648
Increase in deferred grant proceeds	—	20,000	50,000

Net cash used in operating activities	(675,319)	(118,566)	(1,135,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,838,655)	(45,107)	(12,012,988)

Net cash used in investing activities	(11,838,655)	(45,107)	(12,012,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	72,707,000	—	73,907,000
Funding of restricted cash balance	(7,671,150)		(7,671,150)
Expenditures for offering costs	(4,525,802)	(119,342)	(4,786,220)

Net cash provided by (used in) financing activities	60,510,048	(119,342)	61,449,630

Increase (decrease) in cash	47,996,074	(283,015)	48,300,822

Cash, beginning of period	304,748	1,078,646	—

Cash, end of period	$48,300,822	$795,631	$48,300,822

Non-cash investing and financing activities
Contribution of services from Directors	$—	$9,000	$9,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC, (a development stage Georgia limited liability company) (the “Company”) is located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. Although subject to a number of uncertainties, the Company anticipates completing construction during 2008. As of March 31, 2007 the Company is in the development stage with its efforts being principally devoted to organizational, financing, construction and start-up activities.
The Company was formally organized as a limited liability company on March 9, 2005 under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC.
Basis of Presentation
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.
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
Grant Proceeds
Grant proceeds consist of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Proceeds received are either recognized as other income or used to reduce the basis of depreciable property or equipment acquired, depending on the conditions of the grant. If no conditions are specified in the grant, management recognizes the grant proceeds as other income or a reduction of the basis of depreciable property based on managements assessment of the purpose of the grant. As of March 31, 2007, the Company had received a total of $50,000 in grant proceeds which has been deferred and will be used to reduce the basis of the planned facility.
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
Net Income or Loss per membership unit
For purposes of calculating basic and diluted net income or loss per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding. At March 31, 2007, the Company had no equity instruments outstanding that would be considered unit equivalents for purposes of computing net income or loss per unit. As discussed in Note 3, the Company has agreed to issue options upon the close of the equity offering. These options may effect diluted income per share in the future.
Recently issued accounting pronouncements
In December 2004, the FASB issued revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. In April 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, which will allow the Company to implement the statement at the beginning of the fiscal year that began on October 1, 2006. The adoption of this standard did not have a material impact on the Company.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS No. 154 beginning October 1, 2006 and does not expect the adoption to have an impact on its results of operations or financial condition.
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
In conjunction with a filing with the U.S. Securities and Exchange Commission, the Company is offering a minimum of 40,000 units and a maximum of 90,000 units as a direct primary offering at an offering price of $1,000 per unit. As of March 31, 2007, the Company has issued approximately 72,400 units at $1,000 per unit in conjunction with this offering. All initial funds received for the units were held in escrow until certain conditions of the offering were met. The Company satisfied all conditions required for the release of funds from escrow in November 2006.
NOTE 3. COMMITMENTS AND CONTINGENCIES
Development Stage Operations and Liquidity
The Company is in the development stage and anticipates that the total cost of the organization, start up and construction of the plant to be approximately $178,000,000 (unaudited). As discussed in Note 2, the Company is offering a minimum of 40,000 units and a maximum of 90,000 units, as a direct primary offering, at an offering price of $1,000 per unit to raise capital. If and when the plant is completed, its liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. It is also possible that changes to the United States Tax Code could affect the financial results of future operations.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
Consulting Agreements
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
Design Build Agreement
On November 16, 2006, the Company entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the cost of materials. The contract price of $125,903,700 will be adjusted by the percentage change in the construction cost index (“CCI”) between the January 2006 CCI referenced in the design-build contract and the most recent CCI published at the time the notice to proceed with construction is accepted by Fagen, Inc. Fagen, Inc. has indicated that it will accept our notice to proceed once the Phase I dirt work is complete, which we expect to be sometime in May 2007. Accordingly, based on the January 2006 CCI of 7,660.29 and the May 2007 CCI of 7,942.00, we expect the contract price to increase by approximately 3.55 percent or $4,470,000, which is within our budgeted CCI contingency of $6,000,000. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. The Company also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted a notice to proceed with construction, the Company would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will the Company have to pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of March 31, 2007, the Company has paid Fagen, Inc. approximately $7,300,000.
Permits
Certain permits for construction and environmental matters will be required to be obtained by the Company to commence construction and operations.
Land Option
The Company paid $5,000 for a one-year option to purchase certain parcels of the land totaling 267 acres. In November 2006, the Company exercised its option on part of the land and completed the purchase of 194 acres for approximately $1,000,000. The Company has not yet exercised its option to purchase the remaining 73 acres of land.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
Agreement with Director
In April 2006, the Company entered into a consulting agreement with a director of the Company. The consulting agreement provides for the director to receive a total of $130,000, payable in two equal installments. The first installment was due and paid in November when the Company executed its definitive documents for debt financing and the second payment is due upon the first production of ethanol for sale.
Agreements with Officers
In September 2006, the Company entered into an employment agreement with an officer of the Company. The employment agreement can be terminated by the Company or the officer with 90 days written notice and provides for the officer to receive an option to purchase up to 1% of the total outstanding units at the close of the initial equity offering at a purchase price of $1,000 per unit. The officer also has the option to purchase up to 1% of the total units offered or sold in any subsequent public offering at a purchase price equivalent to the terms of any such offering. The option begins to vest in calendar year 2008 and will be fully vested in calendar year 2010, and expense will be recognized beginning upon the issuance of the options at the close of the equity offering through the vesting period in 2010.
In March 2007, the Company entered into an employment agreement with another officer of the Company. The employment agreement can be terminated by the Company or the officer with 90 days written notice and provides for the officer to receive an option to purchase up to 0.25% of the total outstanding units at the close of the initial equity offering at a purchase price of $1,000 per unit. The option begins to vest in calendar year 2008 and will be fully vested in calendar year 2010, and expense will be recognized beginning upon the issuance of the options at the close of the equity offering through the vesting period in 2010.
Purchase commitment
In November 2006, the Company entered into a Memorandum of Understanding with Georgia & Florida Railway, Inc. guaranteeing certain levels of railcar usage in exchange for the upgrading and maintenance of rail trackage. The Company is committed to a minimum railcar usage of 7,500 carloads per year for 5 years, with penalties of $200 per carload for any shortfall if the minimum volume is not met.
The Company entered into a Grain Brokerage Agreement with Palmetto Grain Brokerage, LLC, a South Carolina limited liability company (“Palmetto”), in November 2006. Under this agreement, Palmetto will seek out third party suppliers of grain for the Company to purchase and identify third party purchasers of the Company’s dried distillers grains. The initial term of the agreement runs through December 31, 2009, and will automatically renew for successive one year terms unless either party provides six months notice to the other prior to the expiration of the primary term or any renewal term. As primary consideration and in addition to any fees that are commission based, the Company is to pay an annual fee to Palmetto of $25,000 in 2007 and $50,000 in 2008 and 2009.
NOTE 4. RELATED PARTIES
An Officer and a Director of the Company is also a Senior Vice President and Director at a bank where the Company’s cash is deposited.
The Company also leases its office space from the same bank on a month to month basis at $950 per month.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
NOTE 5. DEBT FINANCING ARRANGEMENT
On November 30, 2006, the Company closed its debt financing arrangement with Southwest Georgia Farm Credit, in which Southwest Georgia Farm Credit arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000, the proceeds of which are available to be loaned to the Company. Southwest Georgia Farm Credit has also extended a revolving line of credit in the amount of $11,000,000 to the Company for commercial purposes in furtherance of its ethanol production facility. The line of credit is evidenced by a promissory note in favor of Southwest Georgia Farm Credit, which is collateralized by all of the Company’s assets pursuant to the credit facility agreement between the Company and Southwest Georgia Farm Credit. In addition, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank, the proceeds of which are available to be loaned to the Company. As of March 31, 2007, the Company has not drawn any funds under these debt financing arrangements. Under the terms of the arrangement, the Company is required to maintain approximately $7,671,000 in a bond reserve fund, which is included as restricted cash on the Company’s balance sheet.
In conjunction with the closing of the debt financing agreements described in the preceding paragraph, the Company satisfied the conditions required for the release of funds described in Note 2 from the escrow account and has begun to utilize these funds.

Item 2. Management’s Discussion and Analysis or Plan of Operations.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in the availability and price of corn, our primary feedstock;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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

Overview
First United Ethanol, LLC is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. We expect to market all of the ethanol and dried distillers grains the plant produces. However, based on current market conditions we only expect to capture and market approximately 110,000 tons of the 220,500 tons of raw carbon dioxide gas the plant will be capable of producing as a co-product of the ethanol manufacturing process. We have not yet entered into an agreement for the capture or sale of any raw carbon dioxide gas we expect to produce.
As of our fiscal quarter ended March 31, 2007, construction of our ethanol plant had not yet begun, although site preparation was well underway. Construction of the project is expected to take approximately 14 months from the date construction commences, which is expected to be spring 2007. We anticipate completion of plant construction during summer 2008.
We expect to construct the ethanol plant on approximately 267 acres of real property in Mitchell County Georgia. In November 2006, we exercised our option to purchase 194 of the 267 acres on which we had an option to purchase and have completed our acquisition of the first 194 acres of real estate pursuant to the terms of our option agreement. We expect to exercise our option to purchase the remaining 73 acres at some point prior to our anticipated commencement of plant operations.
We intend to finance the development and construction of the ethanol plant with a combination of equity and debt. We are raising equity in our public offering registered with the Securities and Exchange Commission and as of our fiscal quarter ended March 31, 2007, we had received subscriptions for approximately 72,705 units in addition to the 2,600 units issued in our seed capital offering. Based upon our current total project cost estimate of $178,052,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
On November 16, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the cost of materials. The contract price of $125,903,700 will be adjusted by the percentage change in the construction cost index (“CCI”) between the January 2006 CCI referenced in the design-build contract and the most recent CCI published at the time the notice to proceed with construction is accepted by Fagen, Inc. Fagen, Inc. has indicated that it will accept our notice to proceed once the Phase I dirt work is complete, which we expect to be sometime in May 2007. Accordingly, based on the January 2006 CCI of 7,660.29 and the May 2007 CCI of 7,942.00, we expect the contract price to increase by approximately 3.55 percent or $4,470,000, which is within our budgeted CCI contingency of $6,000,000. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. We also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen, Inc. was issued and accepted our notice to proceed with construction, we would pay Fagen, Inc. an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will we have to pay Fagen, Inc. an early completion bonus of more than $1,000,000.
We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.

Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on project and site development, plant construction and preparation for start-up operations. As a result of our successful registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities installation, construction and equipment acquisition. We estimate that we will need approximately $178,052,000 to complete the project.
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
We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We also registered these units for sale in the states of Georgia, Florida, South Dakota and New York. The registered offering is for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. There is a minimum purchase requirement of 20 units to participate in the offering with additional units to be purchased in 5 unit increments. The minimum aggregate offering amount is $40,000,000 and the maximum aggregate offering amount is $90,000,000. After the offering, there will be 92,600 units issued if we sell the maximum number of units offered in this offering. This includes 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.
The offering will end no later than the date on which the maximum number of units has been sold or on June 7, 2007, whichever occurs first. We may also decide to end the offering any time prior to June 7, 2007. If we decide to abandon the project for any reason, we will terminate the offering. The proceeds from the sale of units were held in escrow until November 30, 2006, at which time we terminated our escrow agreement with Ameris Bank and escrow proceeds of approximately $67,000,000 were transferred to our account. Any additional proceeds raised in our registered offering have not been and will not be placed in escrow and will be immediately controlled by First United Ethanol. While we have received subscriptions for a number of membership units exceeding the minimum offering amount and could close the offering, the board of directors will leave the offering open until either (a) the maximum offering amount is reached, (b) the board determines it is not advisable to accept additional equity or (c) the predetermined offering close date of June 7, 2007.
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
Site and Infrastructure Development and Plant Construction Activities
Before we close the offering, we expect to continue working principally on the development of our proposed ethanol plant; the development of our plant site in Mitchell County, Georgia; obtaining the necessary construction and operating permits and negotiating the utility and other contracts. We expect to hire 45 full-time employees before plant operations begin. We plan to fund these activities and initiatives using our registered offering proceeds and debt financing.

We have commenced Phase I dirt work at the plant site, which was approximately 65% complete as of mid April 2007 and we expect the Phase I dirt work to be complete in May 2007. We expect the Phase II utilities work to be complete in June 2007. We delivered our notice to proceed with construction to Fagen, Inc. in April 2007 and are currently waiting for Fagen, Inc. to accept our notice to proceed. We expect Fagen, Inc. to accept our notice to proceed upon the completion of Phase I dirt work at the project site. Once our notice to proceed is accepted, Fagen, Inc. has agreed to commence plant construction within five days unless we otherwise agree. Construction of the project is expected to take 14 months from the date construction commences. We anticipate completion of plant construction during summer 2008. During this time frame we plan to negotiate and execute any remaining contracts in connection with the construction and operation of the ethanol plant. We believe we will have sufficient cash on hand through our registered offering and debt financing to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. We estimate that we will need approximately $125,903,700, plus the materials CCI escalator, other project development costs and start-up costs, to construct and commence operations at the plant for a total project cost of approximately $178,052,000, however unanticipated expenses may arise and our total project cost may increase.
On November 16, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the costs of materials. Based on the January 2006 CCI of 7,660.29 referenced in our design-build contract and the May 2007 CCI of 7,942.00, we expect the contract price to increase by approximately 3.55 percent or $4,470,000, which is within our budgeted CCI contingency of $6,000,000. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. We also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen, Inc. was issued and accepted our notice to proceed with construction, we would pay Fagen, Inc. an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will we have to pay Fagen, Inc. an early completion bonus of more than $1,000,000.
We have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder, Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design-build costs paid to Fagen, Inc. The initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.
We entered into a Sitework Contract with Folsom Construction Co. (“Folsom”) on January 17, 2007. Pursuant to the agreement, Folsom will provide all construction supervision, inspection, labor materials, tools, fuel, construction equipment and subcontracted items necessary for preparation of the site to support construction of a 100 million gallon per year ethanol facility. Under a separate agreement, Terracon, a geo-technical engineering firm, will oversee and enforce the geological guarantees associated with the site work agreement. Various other engineering firms will oversee and enforce the placement of all roads, rail-beds, utility lines and buildings.
We entered into a Natural Gas Facilities agreement with the City of Camilla (“City”) on January 23, 2007. The City holds certain natural gas pipeline transportation rights with Southern Natural Gas Company and under the agreement, the City agrees to construct a new high pressure gas main from Southern’s pipeline to our ethanol manufacturing plant in Mitchell County, Georgia, including all necessary meters and regulators. The City intends to enter into a lease purchase arrangement with the Municipal Gas Authority (“MGAG”) to finance the estimated $3,500,000 cost of acquisition, construction and installation of the gas main. We have agreed to pay the City a facilities charge each month without regard to our level of gas consumption and without regard to our continued operation or use of the ethanol plant. The facilities charge will be based upon the proceeds of the assignment by MGAG to a commercial bank of the right to receive payments under the lease and will be determined upon the closing of the lease. We agreed to pay the facilities charge commencing on March 1, 2007 and continuing month to month thereafter for 120 months or until the closing of the lease at which time the facilities charge will be recalculated. The City has agreed that our facilities charge payments will be on an interest only basis for the first 12 months with monthly payments of approximately $19,600 and then we will have 108 monthly rental payments of $43,000 due under the lease.

We also entered into a Natural Gas Supply and Capacity Agreement with the City on January 26, 2007. We agreed to purchase from the City, firm natural gas supplies in the amount of 10,595 MMBtu per day. We agreed to purchase all of our natural gas requirements from the City under the contract. The price we will pay for natural gas under the supply agreement is tied to the price identified under the “Henry Hub” heading in the first of the month edition of Platt’s natural gas market report, plus applicable transportation fees. The initial term of the agreement, the test operating period, will commence on the date the City completes the installation of the necessary meter station equipment at our facilities, but no later than March 1, 2008 and will continue until we provide 45 days notice of our intent to begin the commercial operating period. The commercial operating period will commence on the first day of the month following the 45 day notice period, but no later than October 1, 2008, and will continue for a primary term of ten years. The agreement will continue thereafter on a year to year basis unless and until terminated by either party.
On April 27, 2007, we also entered into a contract for electric service and an excess facilities charge agreement with Georgia Power Company (“Georgia Power”). The initial term of the contract for electric service shall be five years from the commencement of electric service. During the term of the contract, we will pay monthly charges calculated in accordance with the applicable rules, regulations and rate schedules. Pursuant to the facilities charge agreement, Georgia Power will install facilities on our premises and we will compensate Georgia Power for the cost of installing the facilities in the amount of approximately $1,724,000 plus interest in three annual payments of approximately $656,000. The first annual payment will become due one year after the installation of permanent meter facilities. We will also compensate Georgia Power for the allocated costs of operating and maintaining the facilities and we will pay ongoing annual facilities charges of $95,000.
Marketing Agreements
On December 29, 2006, we entered into an ethanol marketing agreement with Eco-Energy, Inc. (“ECO”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. We agreed to pay a fee of $0.01 per net gallon of ethanol purchased for rail and $0.012 per net gallon of ethanol purchased for outbound trucks. Pursuant to the agreement, ECO will provide to the Company 50% of entitled swap and exchanges. The initial term of the agreement will commence on the first day of ethanol production and will continue until the October following two full years of ethanol production. The agreement will automatically renew for additional two year terms unless otherwise terminated pursuant to the agreement. Under the agreement ECO will be responsible for all transportation arrangements for the distribution of ethanol.
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
Permitting and Regulatory Activities
We will be subject to extensive air, water and other environmental regulations and we require a number of environmental permits to construct and operate the plant. We anticipate Fagen, Inc. and ICM, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.
We have obtained the minor source construction permit for air emissions and the construction storm water discharge permit we are required to have prior to starting construction. The remaining permits will be required shortly before or shortly after we begin to operate the plant. Specifically, we have pending applications for our industrial and potable water withdrawal permits, a wetlands access permit and our Alcohol and Tobacco Tax and Trade Bureau permit. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be constructed or allowed to operate.

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
We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been higher than the 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect ethanol prices to remain at current levels in the long-term unless the demand for ethanol also continues to increase. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of April 25, 2007, there were 116 operational ethanol plants nationwide that have the capacity to produce approximately 5.91 billion gallons annually. In addition, there are 81 ethanol plants and 8 expansions under construction, which when operational are expected to produce approximately another 6.60 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. However, it is management’s belief that the recent increase in corn prices and the corresponding decrease in the flow of equity into new ethanol projects have caused a slowdown in the expansion of new ethanol facilities which has dampened management’s concern regarding excess ethanol production capacity. It is possible that additional demand for ethanol may counterbalance the increase in ethanol supply, especially in our region as we observe new ethanol markets opening up as a result of two new blending stations in Atlanta, Georgia and Tampa, Florida.
The increased production of ethanol has placed upward pressure on the price and supply of corn, resulting in higher than normal corn prices. The spread between petroleum prices and corn prices has narrowed, which has reduced ethanol plant profit margins from the levels reached during 2006. However, the rise in corn prices has motivated farmers to plant additional corn acres in 2007, which has helped to offset the upward pressure on the price of corn in the short-term. According to a March 30, 2007 report released by the United States Department of Agriculture, corn growers intend to plant 90.5 million acres of corn in 2007, up 15 percent from 2006.
On January 4, 2007, the BioFuels Security Act legislation, known as Senate bill 23, sponsored by Tom Harkin and Richard Lugar, among others, was reintroduced during the 110th Congress. The legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. Other provisions would require additional E85 pumps at branded gasoline stations, increased use of alternative fuels in the federal fleet and an increase in the percentage of flex fuel vehicles produced. The Senate bill has been referred to the Senate Commerce Committee and the corresponding bill in the House of Representatives (H.R. 559) has been referred to the committees on Energy and Commerce, Oversight and Government Reform and the Judiciary Committee.
The provisions of the Energy Policy Act of 2005 impacting the ethanol industry are highlighted by the creation of a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS began at 4 billion gallons in 2006, and increases to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short-term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Since our current national ethanol production capacity exceeds the 2007 RFS requirement, it is management’s belief that other market forces are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirement may not significantly impact ethanol prices in the short-term and future supply could outweigh the demand for ethanol. This could have an adverse effect on our future earnings.

The Energy Policy Act of 2005 also creates a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer. Under the provision, clean fuels are any fuel, at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short-term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
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
Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Reduction or elimination of tariffs on imported ethanol into our country could have a significant effect on our business because of our site location in the southeast United States and much of the imported ethanol could land in Florida and saturate our local markets.
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
As of April 10, 2007, the United States Department of Agriculture estimated the 2006 corn crop at 10.5 billion bushels, the third largest production estimate on record. Despite the large 2006 corn crop, corn prices have increased sharply since August 2006 and we expect corn prices to remain at historically high price levels well into 2007. While the rise in corn prices has motivated farmers to plant additional corn acres in 2007, which has helped to offset the upward pressure on the price of corn, those corn acres have not yet been planted and actual corn production is contingent upon many factors over which we have little control. Although we do not expect to begin operations until summer 2008, we expect these same factors will continue to cause volatility in the price of corn, which may significantly impact our cost of goods sold once we become operational.

We will be dependent on a steady supply of corn to produce ethanol and its co-products at our plant. Generally, higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on United States and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.
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
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We plan to use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. Any ongoing increases in the price of natural gas will increase our cost of production and will negatively impact our future profit margins.
Operating Expenses
When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot be certain that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
Liquidity and Capital Resources
Estimated Sources of Funds
The following schedule sets forth estimated sources of funds to build and fund the start-up operations of our proposed ethanol plant near Camilla, Georgia.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$72,705,000	40.75%
Seed Capital Proceeds (3)	$1,200,000	0.67%
Senior Debt Financing (4)	$92,500,000	51.85%
Operating Line of Credit (5)	$11,000,000	6.17%
Interest Income	$1,000,000	0.56%

Total Sources of Funds	$178,405,000	100.00%

(1)	The amount of equity offering proceeds and senior debt financing.

(2)	At March 31, 2007, we had subscriptions from investors for approximately $72,705,000 through our registered offering.

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
Estimated Uses of Proceeds
We initially expected the project to cost approximately $143,500,000 to complete. Due to several changes in the project and increases in costs we currently expect the project to cost approximately $178,052,000 to complete. The revised project cost includes approximately $125,903,700 to build the plant and an additional $52,148,300 in other capital expenditures and working capital.
The increase in project costs was due to several factors including a significant increase in the cost of our dirt work in the amount of approximately $4,700,000. The increase in the cost of materials was another significant contributor to the inflated cost of our project. Our letter of intent with Fagen, Inc. includes an escalator provision based on the Construction Cost Index (CCI), a construction materials cost index published by Engineering News-Record Magazine. Based on our letter of intent with Fagen, Inc. and the change in the CCI, our revised project cost now includes a CCI Contingency of $6,000,000 to cover increases in the cost of materials. Another major factor contributing to the increase in the projected total project cost was a debt service reserve of approximately $7,000,000. The debt service reserve is a condition imposed by our senior lender and accordingly has been included in the total project cost.
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

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$125,903,700	70.718%
Dryer	1,000,000	0.60%
CCI Contingencies	6,000,000	3.37%
Land cost	1,000,000	0.56%
Site development costs*	10,401,150	5.84. %
Construction contingency	2,000,000	1.12%
Construction performance bond	400,000	0.22%
Construction insurance costs	400,000	0.22%
Administrative building	500,000	0.30%
Office equipment	100,000	0.06%
Computers, Software, Network	180,000	0.10%
Railroad	4,800,000	2.69%

		Percent of
Use of Proceeds	Amount	Total
Rolling stock	500,000	0.28%
Capitalized interest	3,000,000	1.68%
Start up costs:
Financing costs	840,000	0.47%
Debt Service Reserve	7,671,150	4.31%
Organization costs	1,500,000	0.84%
Pre production period costs	850,000	0.47%
Inventory — working capital	3,880,000	2.18%
Inventory — corn	3,200,000	1.80%
Inventory — chemicals and ingredients	420,000	0.24%
Inventory — Ethanol	2,500,000	1.40%
Inventory — DDGS	500,000	0.28%
Spare parts — process equipment	500,000	0.28%

Total	$178,052,000	100.00%

*	includes site development, fire protection and water treatment
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
Quarterly Financial Results
As of March 31, 2007, we have total assets of $73,073,780 consisting primarily of cash, property and equipment and deferred offering and financing costs. We have current liabilities of $1,048,582 consisting primarily of accrued interest, accounts payable and accrued expenses. Since our inception through March 31, 2007, we have an accumulated loss of $1,682,653. Total members’ equity as of March 31, 2007, was $71,975,198. Since our inception, we have generated no revenue from operations.
Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $178,052,000. We have raised approximately $72,705,000 through our registered offering. The offering proceeds will supplement our seed capital equity of $1,200,000. On November 29, 2006, we terminated our escrow account and offering proceeds were released to First United Ethanol. However, we have not yet closed the registered offering and may decide to raise additional equity to help ensure our ability to cover any unanticipated expenses. We closed our debt financing on November 30, 2006 with Southwest Georgia Farm Credit as the lead lender. To complete project financing, our debt financing arrangement with Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $10,000,000 of revenue bonds, the proceeds of which were loaned to First United Ethanol. We have also established an $11,000,000 revolving line of credit with Southwest Georgia Farm Credit and we anticipate receiving approximately $1,000,000 in interest income, which will provide us with additional liquidity.
Employees
Prior to completion of plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. We currently have three full-time employees. We expect that approximately five of our employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations.

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
Option Plan and Employment Agreements
In April 2007 the board of directors adopted a membership unit option plan (“Option Plan”), which allows us to award options to purchase membership units to any of our officers, directors or employees. The purpose of the Option Plan is to encourage ownership of our membership units by key management personnel and to provide an incentive for employees to expand and improve our profitability. The Option Plan will be administered by our compensation committee.
The maximum number of membership units that may be optioned or sold under the Option Plan is 2 percent of the membership units outstanding as of the close of our federally registered offering and such membership units may be authorized but un-issued membership units. Our compensation committee has the authority to select individuals to whom options may be granted, to determine to what extent options are granted and to determine the purchase price and other exercise and vesting terms for membership units under an option in accordance with the Option Plan.
In September 2006, we entered into an employment agreement with Tony Flagg, our Chief Executive Officer. The employment agreement provides Mr. Flagg with an option to purchase up to 1 percent of the total outstanding units at the close of the initial equity offering at a purchase price of $1,000 per unit. Mr. Flagg also has the option to purchase up to 1 percent of the total units offered or sold in any subsequent public offering at a purchase price equivalent to the terms of any such offering. The option begins to vest in calendar year 2008 and will be fully vested in calendar year 2010.
In March 2007, we entered into an employment agreement with Larry Kamp, our Chief Financial Officer. The employment agreement provides Mr. Kamp with an option to purchase up to 0.25 percent of the total outstanding units at the close of the initial equity offering at a purchase price of $1,000 per unit. The option begins to vest in calendar year 2008 and will be fully vested in calendar year 2010.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Tony Flagg, along with our Chief Financial Officer, (the principal financial officer), Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We have issued 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have total proceeds from our two previous private placements of $1,200,000.
Our private placement was made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 504 of Regulation D. With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account and agreed that the securities would not be sold without registration under the Securities Act or an exemption therefrom. Each purchaser agreed that a legend was placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.
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
The registered offering is for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. There is a minimum purchase requirement of 20 units to participate in the offering with additional units to be purchased in 5 unit increments. The minimum aggregate offering amount is $40,000,000 and the maximum aggregate offering amount is $90,000,000. As of the date of this report, we have sold 72,705 units, for an aggregate amount of $72,705,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfer their units prior to the time that our ethanol plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company. On November 29, 2006, we met the conditions to breaking escrow and received our offering proceeds at that time. We have not closed the offering but are not actively seeking additional subscriptions at this time. We may determine to sell additional equity in the future.

The following is a breakdown of units registered and units sold in the offering as of March 31, 2007:

Amount	Aggregate price of the amount		Aggregate price of the
Registered	registered	Amount Sold	amount sold
90,000	$90,000,000	72,705	$72,705,000
As of March 31, 2007, our total expense related to the registration and issuance of these units was approximately $244,459 which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in November 2006. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $1,200,000 we raised in seed capital, after deduction of expenses were approximately $72,460,541. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (June 7, 2006) through our quarter ended March 31, 2007:

Plant Construction(1)	$10,926,524
Debt Financing Costs	$12,214,773
Real Estate Purchases and Land Improvements	$1,005,000
Operating Expenses(2)	$857,107

Total	$25,003,404

(1)	This includes approximate expenses incurred as of March 31, 2007 for site work improvements and other infrastructure costs.

(2)	The Operating Expenses include consulting fees, professional fees, office furniture and equipment and typical office expenses including general and administrative expenses.
Except for $65,000 paid to our Chairman, Murray Campbell, pursuant to our project development and consulting agreement, all of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.37	Sitework Contract with Folsom Construction Co. dated January 17, 2007	7

10.38	Natural Gas Facilities Agreement with the City of Camilla, Georgia dated January 23, 2007	8

10.39	Natural Gas Supply and Capacity Agreement with the City of Camilla, Georgia dated January 26, 2007	8

10.41	Employment Agreement with Larry Kamp dated March 6, 2007	9

10.42	2007 Membership Unit Option Plan adopted on April 11, 2007	10

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(7)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on January 23, 2007.

(8)	Incorporated by reference to Exhibit 99.1 and Exhibit 99.2 in Form 8-K filed on January 31, 2007.

(9)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on March 12, 2007.

(10)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on April 17, 2007.

(*)	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: May 14, 2007	/s/ Anthony Flagg
Anthony Flagg
Chief Executive Officer

Date: May 14, 2007	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350