Form 10QSB
period 2007-06-30
FIRST UNITED ETHANOL LLC
filed 2007-08-14
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                     to                    .
Commission file number 333-130663
FIRST UNITED ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	20-2497196 (I.R.S. Employer Identification No.)
4615 Back Nine Road, Pelham, Georgia 31779
(Address of principal executive offices)
(229) 522-2822
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes      ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes      ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 1, 2007 there were 76,610 units outstanding.
Transitional Small Business Disclosure Format (Check one):      ☐ Yes      ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,673,740
Accrued interest receivable	1,835,535

Total current assets	44,509,275

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	57,346
Land	1,005,000
Construction in progress (Note 3)	16,171,157
Less accumulated depreciation	9,711

17,223,792

OTHER ASSETS	267,937

RESTRICTED CASH	7,671,150

DEFERRED DEBT FINANCING COSTS	4,586,817

$74,258,971

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$97,124

Total current liabilities	97,124

DEFERRED GRANT PROCEEDS	50,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 75,505 units issued and outstanding	73,857,849
Subscribed units, 1,090 units subscribed, not issued	1,090,000
Deficit accumulated during the development stage	(836,002)

74,111,847

$74,258,971

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
	Three months	Three months	Nine months	Nine months	March 9, 2005
	ending June 30,	ending June 30,	ending June 30,	ending June 30,	(inception) through
	2007	2006	2007	2006	June 30, 2007
Revenues	$—	$—	$—	$—	$—

Operating expenses
Organizational expenses	—	—	—	—	25,145
Start-up expenses	—	22,264	740,000	96,751	979,966
General and administrative expenses	498,540	78,581	1,295,573	218,793	1,709,320

Total	498,540	100,845	2,035,573	315,544	2,714,431

Operating loss	(498,540)	(100,845)	(2,035,573)	(315,544)	(2,714,431)

Other income (expense)
Other income		7,000	—	16,000	16,000
Interest expense	(993,078)	—	(1,972,726)	—	(1,972,726)
Interest income	2,338,269	2,974	3,601,498	7,570	3,835,155

	1,345,191	9,974	1,628,772	23,570	1,878,429

Net income (loss)	$846,651	$(90,871)	$(406,801)	$(291,974)	$(836,002)

Net income (loss) per unit (Basic and Diluted)	$11.23	$(34.95)	$(7.05)	$(112.30)	$(41.86)

Weighted average units outstanding	75,393	2,600	57,728	2,600	19,969

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from March
	Nine months ending June	Nine months ending	9, 2005 (inception) through
	30, 2007	June 30, 2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(406,801)	$(291,974)	$(836,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	9,000	9,000
Depreciation expense	6,835	1,998	9,711
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,611,103)		(1,835,535)
Increase in other assets	(262,937)		(262,937)
Increase in accounts payable and accrued expenses	(34,132)	78,003	97,124
Increase in accrued interest	—	—	—
Increase in deferred grant proceeds	—	20,000	50,000

Net cash used in operating activities	(2,308,138)	(182,973)	(2,768,639)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,064,170)	(74,530)	(17,238,503)

Net cash used in investing activities	(17,064,170)	(74,530)	(17,238,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	73,997,000	—	75,197,000
Funding of restricted cash balance	(7,671,150)		(7,671,150)
Expenditures for offering costs	(4,584,550)	(223,917)	(4,844,968)

Net cash provided by (used in) financing activities	61,741,300	(223,917)	62,680,882

Increase (decrease) in cash	42,368,992	(481,420)	42,673,740

Cash, beginning of period	304,748	1,078,646	—

Cash, end of period	$42,673,740	$597,226	$42,673,740

Supplemental cash flow information
Cash paid for interest	$1,972,726	$—	$1,972,726

Non-cash investing and financing activities
Contribution of services from Directors	$—	$9,000	$9,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC, (a development stage Georgia limited liability company) (the “Company”) is located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. Although subject to a number of uncertainties, the Company anticipates completing construction during 2008. As of June 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational, financing, construction and start-up activities.
The Company was formally organized as a limited liability company on March 9, 2005 under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC.
Basis of Presentation
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.
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
Deferred Offering Costs
Costs incurred related to the sale of membership units are recorded as deferred offering costs until the related units are issued or the offering is terminated. Upon issuance of units, these costs are offset against the proceeds received. Offering costs include direct and incremental costs related to the offering such as legal fees and related costs associated with the Company’s proposed sale of membership units. As of June 30, 2007, all costs associated with the membership unit offering have been offset against the proceeds received.
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
Grant Proceeds
Grant proceeds consist of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Proceeds received are either recognized as other income or used to reduce the basis of depreciable property or equipment acquired, depending on the conditions of the grant. If no conditions are specified in the grant, management recognizes the grant proceeds as other income or a reduction of the basis of depreciable property based on managements assessment of the purpose of the grant. As of June 30, 2007, the Company had received a total of $50,000 in grant proceeds which has been deferred and will be used to reduce the basis of the planned facility.
Organization and Start-up Costs
Organizational and start-up costs are expensed as incurred.
Interest Income and Expense
The Company records interest income when earned and realizable, which requires that the amount be determinable and collectibility be reasonably assured. The Company is currently earning interest on its remaining proceeds from the equity offering and the funds available to be loaned to the Company in connection with the debt financing arrangement. Interest expense is recorded as these costs are incurred. The Company is currently incurring fees and interest on the debt financing facility which is expected to make funds available to the Company pursuant to the agreement between the Company, Mitchell County Development Authority and Southwest Georgia Farm Credit.
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
Net Income or Loss per Membership Unit
For purposes of calculating basic and diluted net income or loss per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding. At June 30, 2007, the Company had no equity instruments outstanding that would be considered unit equivalents for purposes of computing net income or loss per unit. As discussed in Note 3, the Company has agreed to issue options upon the close of the equity offering. These options may effect diluted income per share in the future.
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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing October 1, 2007. As the Company is organized as a limited liability company, taxed as a partnership, and its earnings pass through to the members, no income tax provision is reflected in the financial statements. The Company does not expect the adoption of FIN 48 to have an impact on its results of operations or financial condition.
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
In conjunction with a filing with the U.S. Securities and Exchange Commission, the Company offered a minimum of 40,000 units and a maximum of 90,000 units as a direct primary offering at an offering price of $1,000 per unit. As of June 30, 2007, the Company has issued approximately 73,000 units at $1,000 per unit in conjunction with this offering. All initial funds received for the units were held in escrow until certain conditions of the offering were met. The Company satisfied all conditions required for the release of funds from escrow in November 2006. The equity offering was closed on June 8, 2007. Membership units are accepted and issued on the first day of the month following receipt of the proceeds.
NOTE 3. COMMITMENTS AND CONTINGENCIES
Development Stage Operations and Liquidity
The Company is in the development stage and anticipates that the total cost of the organization, start up and construction of the plant to be approximately $194,000,000 (unaudited). If and when the plant is completed, its liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. It is also possible that changes to the United States Tax Code could affect the financial results of future operations.
Consulting Agreements:
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
Design Build Agreement
On November 16, 2006, the Company entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the cost of materials. Fagen, Inc. accepted our notice to proceed on June 7, 2007. The contract price of $125,903,700 has been adjusted by the percentage change in the construction cost index (“CCI”) between the January 2006 CCI referenced in the design-build contract and the June 2007 CCI, which came out to an increase of approximately $4,574,000 for an adjusted total contract price of approximately $130,478,000. Accordingly, CCI adjustment of $4,574,000 is within our budgeted CCI contingency of $6,000,000. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. The Company also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted a notice to proceed with construction, the Company would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will the Company have to pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of June 30, 2007, the Company has paid Fagen, Inc. approximately $8,000,000.
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
The Company also leased certain office space from the same bank on a month to month basis at $950 per month.
NOTE 5. DEBT FINANCING ARRANGEMENT
On November 30, 2006, the Company closed its debt financing arrangement with Southwest Georgia Farm Credit, in which Southwest Georgia Farm Credit arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000, the proceeds of which are available to be loaned to the Company. Southwest Georgia Farm Credit has also extended a revolving line of credit in the amount of $11,000,000 to the Company for commercial purposes in furtherance of its ethanol production facility. The line of credit is evidenced by a promissory note in favor of Southwest Georgia Farm Credit, which is collateralized by all of the Company’s assets pursuant to the credit facility agreement between the Company and Southwest Georgia Farm Credit. In addition, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank, the proceeds of which are available to be loaned to the Company. As of June 30, 2007, the Company has not drawn any funds under these debt financing arrangements. The terms of the debt financing require that the proceeds of the equity offering must first be expended on the project prior to drawing on the debt facility. Additionally, as of June 30, 2007, the Company was not in compliance with certain covenants of its debt financing arrangement which precludes the Company from accessing these funds until such covenant violations are remedied. The Company is incurring certain fees and interest on this facility, as well as earning interest on the related funds. The interest expense and income is recognized in the Company’s Statement of Operations.
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

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant or changes in the cost of constructing the plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in the availability and price of corn, our primary feedstock;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives; and

•	Changes in the availability of capital may impact our ability to secure financing.
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
Overview
First United Ethanol, LLC is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We started construction of the plant in April 2007, and expect to complete construction by fall 2008. The plant is still in construction and we are not currently producing any ethanol or distillers grains.

Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. We expect to market all of the ethanol and dried distillers grains the plant produces. However, based on current market conditions we only expect to capture and market approximately 110,000 tons of the 220,500 tons of raw carbon dioxide gas the plant will be capable of producing as a co-product of the ethanol manufacturing process. We have not yet entered into a definitive agreement for the capture or sale of any raw carbon dioxide gas we expect to produce.
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
We are financing the development and construction of the ethanol plant with a combination of equity and debt. We raised over $74,000,000 of equity in our public offering registered with the Securities and Exchange Commission. We secured a senior credit facility totaling approximately $90,000,000 dollars and an $11,000,000 revolving line of credit. We also expect to earn approximately $7,000,000 of interest income which we will use to finance the project. We recently revised our project cost estimate by approximately $16,500,000 to a total estimated project cost of approximately $194,540,000 due to increased site improvement costs and additional costs associated with our debt financing. Based on our currently anticipated sources and uses of funds, we expect to require approximately $10,900,000 in additional capitalization to complete the project. We are currently evaluating various financing options in order to secure the additional funding necessary to fully capitalize the project. We may refinance our debt and/or seek additional equity.
We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on project and site development, plant construction and preparation for start-up operations. We estimate that we will need approximately $194,540,000 to complete the project – currently we are exploring options to secure the additional $10,900,000 necessary to complete the project. If we can get the additional financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities installation, construction and equipment acquisition.
Project Capitalization
We have issued 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have total proceeds from our two previous private placements of $1,200,000. Our seed capital supplied us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we terminated our escrow agreement and procured our initial debt financing on November 30, 2006.
We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We also registered these units for sale in the states of Georgia, Florida, South Dakota and New York. The registered offering was for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. There was a minimum purchase requirement of 20 units to participate in the offering with additional units to be purchased in 5 unit increments. The minimum aggregate offering amount was $40,000,000 and the maximum aggregate offering amount was $90,000,000. Pursuant to the terms of the offering, the ending date of the offering was the 12 month anniversary of its commencement date or June 8, 2007. Accordingly, we closed the offering on June 8, 2007 after having received subscriptions for 74,010 units, for offering proceeds of $74,010,000. As of the date of this report we have 76,610 units outstanding, including the 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.

Based upon our current total project cost estimate of approximately $194,540,000, we expect our equity and current debt capital sources to be within $10,900,000 of the anticipated budget required to complete plant construction and begin start-up operations. We expect to cover the anticipated $10,900,000 shortfall in our sources of funds by refinancing our debt and/or by seeking additional equity.
On November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender. Our debt financing arrangement with Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $10,000,000 of revenue bonds, the proceeds of which are to be loaned to First United Ethanol. We have also established an $11,000,000 revolving line of credit with Southwest Georgia Farm Credit and we anticipate receiving approximately $7,000,000 in interest income which will provide us with additional liquidity.
Site and Infrastructure Development and Plant Construction Activities
Now that we have closed our equity offering, we expect to continue working principally on finalizing our project capitalization; the development of our proposed ethanol plant; the development of our plant site in Mitchell County, Georgia; obtaining the necessary construction and operating permits and negotiating the utility and other contracts. We expect to hire 45 full-time employees before plant operations begin. We plan to fund these activities and initiatives using our registered offering proceeds and debt secured in our refinancing.
Phase I dirt work and the Phase II utilities work at the plant site are complete and we are currently waiting for the work to be approved by Fagen, Inc. Fagen, Inc. accepted our notice to proceed and has agreed to commence plant construction. Construction of the project is expected to take 16 months from the date construction commences. We anticipate completion of plant construction during fall 2008. During this time frame we plan to negotiate and execute any remaining contracts in connection with the construction and operation of the ethanol plant. We estimate that we will need approximately $194,540,000 to construct and commence operations at the plant, however, unanticipated expenses may arise and our total project cost may increase.
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
We entered into a Sitework Contract with Folsom Construction Co. (“Folsom”) on January 17, 2007. Under a separate agreement, Terracon, a geo-technical engineering firm, will oversee and enforce the geological guarantees associated with the site work agreement. Various other engineering firms will oversee and enforce the placement of all roads, rail-beds, utility lines and buildings. We entered into a Natural Gas Facilities agreement with the City of Camilla (“City”) on January 23, 2007, which commenced on March 1, 2007. We also entered into a Natural Gas Supply and Capacity Agreement with the City on January 26, 2007. We agreed to purchase from the City, firm natural gas supplies in the amount of 10,595 MMBtu per day.
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

On May 31, 2007, we entered into a contract with Southern Concrete Construction Co. (“Southern Concrete”). Pursuant to the agreement, Southern Concrete will construct a bridge over the loop track to be constructed at the plant. This includes all labor, materials, and equipment according to Georgia Department of Transportation Specifications Standards to complete this work. Under the terms of the contract, we agreed to pay Southern Concrete a lump sum price of approximately $850,000 to furnish all the materials, and other accessories and services necessary to complete the project in accordance with the conditions stated in the plans.
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
We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been higher than the 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect ethanol prices to remain at current levels in the long-term unless the demand for ethanol also continues to increase. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of July 12, 2007, there were 122 operational ethanol plants nationwide that have the capacity to produce approximately 6.4 billion gallons annually. In addition, there are 74 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 6.2 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. It is possible that additional demand for ethanol may counterbalance the increase in ethanol supply, especially in our region as we observe new ethanol markets opening up as a result of two new blending stations in Atlanta, Georgia and Tampa, Florida.

The increased production of ethanol has placed upward pressure on the price and supply of corn, resulting in higher than normal corn prices. The spread between petroleum prices and corn prices has narrowed, which has reduced ethanol plant profit margins from the levels reached during 2006. However, the rise in corn prices has motivated farmers to plant additional corn acres in 2007, which has helped to offset the upward pressure on the price of corn in the short-term. According to a July 12, 2007 report released by the United States Department of Agriculture, corn growers planted 92.9 million acres of corn in 2007, up 15.7 percent from 2006.
Our revenues will primarily consist of sales of the ethanol and distillers grains that we produce. Ethanol sales will constitute the majority of our revenues. Increased demand, firm crude oil and gas markets, public acceptance and positive political signals have all contributed to strong steady ethanol prices. In order to sustain these price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
We expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about MTBE and increased consumer acceptance and exposure to ethanol. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings. However, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand.
Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff under a program known as the Caribbean Basin Initiative for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.
Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 200 million gallons in 2030. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and nearly 1,200 retail stations supplying it. Automakers have indicated plans to produce an estimated 4 million more flexible fuel vehicles per year.
The support for and use of E85 fuel has and may continue to be increased by supportive Congressional legislation. The Energy Policy Act of 2005 created a new incentive that permits taxpayers to claim a 30% tax credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump. Under the provision, clean fuels are any fuel that is at least 85% comprised of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. This provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. The production and use of E85 fuel may also be increased in the future due to the reintroduction of the BioFuels Security Act to the 110th Congress. Such bill, known as S. 23 or H.R. 559, was reintroduced on January 4, 2007, by sponsors Tom Harkin, Richard Luger, and others. If passed, the legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. The bill would also require 50% of all branded gasoline stations to have at least one E85 pump available for use by 2017. Furthermore, the bill would require 100% of all new automobiles to be dual-fueled by 2017. Currently, the Senate version of the bill has been referred to the Senate Commerce, Science, and Transportation Committees. Its House of Representatives counterpart has been referred to the House Energy and Commerce Committee, House Oversight and Government Reform Committee and House Judiciary Committee.

The United States Supreme Court recently held in the case of Massachusetts v. EPA, that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases”, including carbon dioxide, from new motor vehicles. Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants. If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.
Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that the use of ethanol will have a negative impact on prices at the pump or that it will reduce fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.
Technology Developments
Ethanol is typically produced from the starch contained in grains, such as corn. However, ethanol can potentially be produced from cellulose, the main component of plant cell walls and the most common organic compound on earth. The main attraction towards cellulosic ethanol is based on the idea that the products used to make it are less expensive than corn. However, the downfall is that the technology and equipment needed to convert such products into ethanol are more complicated and more expensive than the technology currently used for the production of corn based ethanol. Recently, there has been an increased interest in cellulosic ethanol due to the relatively low maximum production capacity of corn-based ethanol. The products used to produce cellulosic ethanol exist in a far greater quantity than corn, and therefore cellulosic ethanol production may be an important aspect of expanding ethanol production capacity. Recognizing this need, Congress supplied large monetary incentives in the Energy Policy Act of 2005 to help initiate the creation of cellulosic ethanol plants in the United States. In July 2007, Colorado-based Range Fuels received a construction permit for a facility in Soperton, Georgia, that is expected to be the first commercial-scale cellulosic ethanol plant in the United States. The plant would convert wood waste from Georgia’s forestry industry into 100 MMgy of cellulosic ethanol. Groundbreaking on the first phase of the project—expected to produce 20 MMgy—will take place in the summer of 2007 and begin production sometime in 2008. At the 2007 Fuel Ethanol Workshop in late July 2007, Poet LLC, the largest dry-mill ethanol producer in the United States, announced that it has produced cellulosic ethanol from corncobs. The company intends to use the corncobs and fiber (the husk of the kernel) in tandem as primary feedstocks for cellulosic ethanol production. In a joint effort with the U.S. DOE, Poet is converting an existing 50 MMgy dry-mill ethanol plant in Emmetsburg, Iowa, into a commercial cellulosic biorefinery. Once complete, the facility will produce 125 MMgy, 25 percent of which will come from cellulosic feedstocks. If such cellulosic ethanol plants are constructed and begin production on a commercial scale, the production of potentially lower-cost cellulosic ethanol may hinder our ability to compete effectively.
A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a co-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for biodiesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. There are companies currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of the corn kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or biodiesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold to consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.
Despite the large 2006 corn crop, corn prices have increased sharply since August 2006 and we expect corn prices to remain at historically high price levels well into 2007. While the rise in corn prices has motivated farmers to plant additional corn acres in 2007, which has helped to offset the upward pressure on the price of corn, actual corn production is contingent upon many factors over which we have little control. Although we do not expect to begin operations until summer 2008, we expect these same factors will continue to cause volatility in the price of corn, which may significantly impact our cost of goods sold once we become operational.
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

Sources of Funds (1)		Percent
Offering Proceeds (2)	$74,010,000	40.31%
Seed Capital Proceeds (3)	$1,200,000	0.65%
Senior Debt Financing (4)	$90,318,000	49.19%
Operating Line of Credit (5)	$11,000,000	5.99%
Interest Income	$7,096,000	3.86%

Total Sources of Funds	$183,624,000	100.00%

(1)	The amount of equity offering proceeds and current senior debt financing.

(2)	At June 30, 2007, we had subscriptions from investors for approximately $74,010,000 through our registered offering.

(3)
We have issued a total of 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have issued a total of 2,600 units in our two private placements in exchange for proceeds of $1,200,000.

(4)
On November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender. Southwest Georgia Farm Credit provided the security for the Mitchell County Development Authority to issue $53,500,000 of taxable bonds, $29,000,000 of tax exempt bonds and $7,818,000 of revenue bonds, the proceeds of are to be loaned to First United Ethanol.

(5)	We currently have an agreement from Southwest Georgia Farm Credit for a revolving letter of credit in the amount of $11,000,000.
Estimated Uses of Proceeds
We expected the project to cost approximately $178,052,000 000 to complete. Due to several changes in the project and increases in costs we currently expect the project to cost approximately $194,540,000 to complete. The revised project cost includes approximately $130,478,000 to build the plant and an additional $64,062,000 in other capital expenditures and working capital to commence operations.
This increase in project costs is due to several factors including an approximately $4,700,000 increase in the cost of our dirt work. Another important factor influencing our budget is our estimate of capitalized interest. We initially budgeted $3,000,000 for capitalized interest and are currently including approximately $9,800,000 in our revised budget. The last significant change in our budget is a result of higher than anticipated debt financing expenses. We initially budged $840,000 for debt financing expenses and we actually spent approximately $4,585,000 to close on our senior debt with Southwest Georgia Farm Credit.
The following two tables reflect our previously disclosed budget estimate and our revised estimate of costs and expenditures for the ethanol plant. We currently expect the total project cost to exceed the sum of our equity and the debt financing currently in place by approximately $10,900,000. We expect to cover the $10,900,000 shortfall in our sources of funds by refinancing our debt arrangement and/or seeking additional equity.
Table 1 reflects our estimate of costs as of our fiscal quarter ended March 31, 2007. Table 2 reflects our subsequent revisions to our estimate of costs as of the date of this report. The following figures are intended to be estimates only, and the actual uses of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Table 1 – Estimate of Costs as of March 31, 2007

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$125,903,700	70.71%
Dryer	1,000,000	0.56%
CCI Contingencies	6,000,000	3.37%
Land cost	1,000,000	0.56%
Site development costs*	10,407,150	5.85%
Construction contingency	2,000,000	1.12%
Construction performance bond	400,000	0.22%
Construction insurance costs	400,000	0.22%
Administrative building	500,000	0.28%
Office equipment	100,000	0.06%
Computers, Software, Network	180,000	0.10%
Railroad	4,800,000	2.70%
Rolling stock	500,000	0.28%
Capitalized interest	3,000,000	1.69%
Start up costs:
Financing costs	840,000	0.47%
Debt Service Reserve	7,671,150	4.31%
Organization costs	1,500,000	0.84%
Pre production period costs	850,000	0.47%
Inventory — working capital	3,880,000	2.18%
Inventory — corn	3,200,000	1.80%
Inventory — chemicals and ingredients	420,000	0.24%
Inventory — Ethanol	2,500,000	1.40%
Inventory — DDGS	500,000	0.28%
Spare parts — process equipment	500,000	0.28%

Total	$178,052,000	100.00%
Table 2 – Revised Estimate of Costs as of the Date of this Report

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$125,903,700	64.72%
Dryer	1,000,000	0.51%
CCI Contingencies	4,574,000	2.35%
Land cost	1,005,000	0.52%
Site development costs*	11,604,000	5.96%
Construction contingency	2,240,000	1.15%
Construction performance bond	676,700	0.35%
Construction insurance costs	464,800	0.24%
Administrative building	500,000	0.26%
Office equipment	100,000	0.05%
Computers, Software, Network	180,000	0.09%
Railroad	4,850,000	2.49%
Rolling stock	500,000	0.26%
Railcars (lease)	1,040,000	0.53%
Capitalized interest	9,771,000	5.02%
Start up costs:
Financing costs	4,855,600	2.50%

		Percent of
Use of Proceeds	Amount	Total
Debt Service Reserve	7,671,200	3.94%
Organization and pre production costs	4,501,300	2.31%
Inventory — working capital	3,880,000	1.99%
Inventory — corn	3,200,000	1.64%
Inventory — chemicals and ingredients	420,000	0.22%
Inventory — Ethanol	3,000,000	1.54%
Inventory — DDGS	500,000	0.26%
Legal/Consulting	502,700	0.26%
Paving	650,000	0.33%
Wells	450,000	0.23%
Spare parts — process equipment	500,000	0.26%

Total	$194,540,000	100.00%

*	includes site development, fire protection and water treatment
We expect the total funding required for the plant to be approximately $194,540,000, which includes approximately $130,478,000 to build the plant and approximately $64,062,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
As of June 30, 2007, we have total assets of $74,258,971 consisting primarily of cash, property and equipment, construction in progress and deferred offering and financing costs. We have current liabilities of $97,124 consisting primarily of accounts payable. Since our inception through June 30, 2007, we have an accumulated loss of $836,002. Total members’ equity as of June 30, 2007, was $74,111,847. Since our inception, we have generated no revenue from operations.
Employees
Prior to completion of plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. We currently have four full-time employees. We expect that approximately five of our employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations.
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
Item 3. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Tony Flagg, along with our Chief Financial Officer, (the principal financial officer), Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We announced that the Georgia and Florida Railway, Inc. (GFRR) brought an action against the Company arising out of a dispute about the Company’s right of entry onto GFRR’s property. We are vigorously defending this action and are hopeful of reaching a favorable outcome in the near future.
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
We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors offered and sold our units on a best efforts basis without the assistance of an underwriter. We did not pay these officers or directors any compensation for services related to the offer or sale of the units. We also registered units for sale in the states of Georgia, Florida, New York and South Dakota.
The registered offering was for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. There was a minimum purchase requirement of 20 units to participate in the offering with additional units to be purchased in 5 unit increments. The minimum aggregate offering amount was $40,000,000 and the maximum aggregate offering amount was $90,000,000. We closed the offering on June 8, 2007 after having received subscriptions for 74,010 units for an aggregate amount of $74,010,000. However, as of June 30, 2007, we have only issued approximately 73,000 units. As of the date of this report we have 76,610 units outstanding, including the 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.

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
The following is a breakdown of units registered and units sold in the offering as of the date of this report:

Amount	Aggregate price of the amount		Aggregate price of the
Registered	registered	Amount Sold	amount sold
90,000	$90,000,000	74,010	$74,010,000
As of June 30, 2007, our total expense related to the registration and issuance of these units was approximately $244,459 which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in November 2006. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $1,200,000 we raised in seed capital, after deduction of expenses were approximately $74,948,000. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (June 7, 2006) through our quarter ended June 30, 2007:

Plant Construction(1)	$16,152,000
Debt Financing Costs	$12,274,000
Real Estate Purchases and Land Improvements	$1,005,000
Operating Expenses(2)	$2,489,000

Total	$31,920,000

(1)	This includes approximate expenses incurred as of June 30, 2007 for site work improvements and other infrastructure costs.

(2)	The Operating Expenses include consulting fees, professional fees, office furniture and equipment and typical office expenses including general and administrative expenses.
Except for $65,000 paid to our Chairman, Murray Campbell, pursuant to our project development and consulting agreement, all of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.42	2007 Membership Unit Option Plan adopted on April 11, 2007	10

10.43	Change Order #1 to Sitework Contract dated May 11, 2007	11

10.44	Letter Agreement for Design and Construction of the Water Pre-Treatment System and Fire Protection System dated June 13, 2007 with Fagen, Inc.	*

10.45	Contract with Southern Concrete Construction Company dated May 31, 2007	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(7)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on January 23, 2007.

(8)	Incorporated by reference to Exhibit 99.1 and Exhibit 99.2 in Form 8-K filed on January 31, 2007.

(9)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on March 12, 2007.

(10)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on April 17, 2007.

(11)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on May 16, 2007.

(*)	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: August 14, 2007	/s/ Anthony Flagg
Anthony Flagg
Chief Executive Officer

Date: August 14, 2007	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.44	Letter Agreement for Design and Construction of the Water Pre-Treatment System and Fire Protection System dated June 13, 2007 with Fagen, Inc.

10.45	Contract with Southern Concrete Construction Company dated May 31, 2007

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350