Form 10QSB/A
period 2006-12-31
FIRST UNITED ETHANOL LLC
filed 2007-12-28
CIK 1346222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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
(229) 522-2822
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of February 9, 2007 there were 72,140 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of First United Ethanol, LLC (the “Company”) for the quarter ended December 31, 2006, is being filed for the purpose of amending and restating Items 1, 2, 3 and 6 for the adjustments made to reflect the promissory notes signed in conjunction with the Company’s Senior and Subordinated credit facilities and the related proceeds held in Bond Trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein.  In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications.  The remainder of the Company’s Form 10-QSB is unchanged and is reproduced in its entirety in this Amendment No. 1.  This report speaks as of the original filing date of the Form 10-QSB and has not been updated to reflect events occurring subsequent to the original reporting date.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$51,210,370
Restricted cash and cash equivalents	81,131,571
Accrued interest receivable	598,209

Total current assets	132,940,150

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	18,997
Land	1,005,000
Construction in progress (Note 3)	7,670,868
Less accumulated depreciation	7,480

8,687,385

OTHER ASSETS	3,239,258

RESTRICTED CASH AND CASH EQUIVALENTS	17,421,650

DEFERRED DEBT FINANCING COSTS, net of accumulated amortization	2,616,822

$164,905,265

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Notes payable (Note 5)	$82,500,000
Accounts payable and accrued expenses	167,583
Accrued interest payable	442,470

Total current liabilities	83,110,053

DEFERRED GRANT PROCEEDS	50,000

LONG-TERM DEBT (Note 5)	10,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 69,740 units issued and outstanding	68,092,849
Subscribed units, 5,000 units subscribed, not issued	5,000,000
Deficit accumulated during the development stage	(1,347,637)

71,745,212

$164,905,265

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
			March 9, 2005
	Three months ending	Three months ending	(inception) through
	December 31, 2006	December 31, 2005	December 31, 2006

Revenues	$—	$—	$—

Operating expenses
Organizational expenses	—	—	25,145
Start-up expenses	740,000	55,586	979,966
General and administrative expenses	369,099	66,807	782,846

Total	1,109,099	122,393	1,787,957

Operating loss	(1,109,099)	(122,393)	(1,787,957)

Other income (expense)
Other income	—	—	16,000
Interest expense	(753,954)	—	(753,954)
Interest income	944,617	1,222	1,178,274

	190,663	1,222	440,320

Net loss	$(918,436)	$(121,171)	$(1,347,637)

Net loss per unit (Basic and Diluted)	$(36.47)	$(46.60)	$(263.11)

Weighted average units outstanding	25,182	2,600	5,122

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
			March 9, 2005
	Three months ending	Three months ending	(inception) through
	December 31, 2006	December 31, 2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(918,436)	$(121,171)	$(1,347,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	3,100	9,000
Amortization of deferred debt financing and prepaid interest	279,722		279,722
Depreciation expense	4,604	420	7,480
Changes in assets and liabilities:
Decrease in accrued interest receivable	(385,348)	—	(609,780)
Increase in other assets	(2,692,669)	—	(2,692,669)
Increase in accounts payable and accrued expenses	478,797	67,090	610,053
Increase in deferred grant proceeds	—	20,000	50,000

Net cash used in operating activities	(3,233,330)	(30,561)	(3,693,831)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,525,532)	(8,100)	(8,699,865)

Net cash used in investing activities	(8,525,532)	(8,100)	(8,699,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	72,142,000	—	73,342,000
Funding of restricted cash balance	(7,671,150)	—	(7,671,150)
Expenditures for debt financing and equity offering costs	(1,806,366)	(55,805)	(2,066,784)

Net cash provided by (used in) financing activities	62,664,484	(55,805)	63,604,066

Increase (decrease) in cash and cash equivalents	50,905,622	(94,466)	51,210,370

Cash and cash equivalents beginning of period	304,748	1,075,646	—

Cash and cash equivalents end of period	$51,210,370	$981,180	$51,210,370

Non-cash investing and financing activities
Contribution of services from Directors	$—	$3,100	$9,000
Proceeds from notes payable received by Bond Trustee	$92,500,000	$—	$92,500,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)

In December 2007, the Company determined it had not appropriately accounted for its assets and obligations relative to the debt financing arrangements signed in November 2006. The financial statements as previously issued for the three months ended December 31, 2006 have been adjusted to reflect the promissory notes signed in conjunction with the Company’s Senior and Subordinated credit facilities (see Note 5) and the related proceeds held in Bond Trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs.  These adjustments increased total assets by $92,558,097 and total liabilities by $92,942,470, increased interest expense by $753,954 and interest income by $369,581, and increased the net loss by $384,373. The Company increased its reported net loss for the three month period of $534,063 ($21.21 per unit) to a net loss of $918,436 ($36.47 per unit). The table below discloses the restatement by financial statement line item:

BALANCE SHEET AS OF DECEMBER 31, 2006

	As Reported	Adjustments	Restated
Restricted cash and cash equivalents	$—	$81,131,571	$81,131,571
Accrued interest receivable	240,199	358,010	598,209
Total current assets	51,450,569	81,489,581	132,940,150
Other assets	396,743	2,842,515	3,239,258
Noncurrent Restricted cash and cash equivalents	7,671,150	9,750,500	17,421,650
Deferred debt financing costs, net of amoritzation	4,141,321	(1,524,499)	2,616,822
Total assets	72,347,168	92,558,097	164,905,265
Notes payable	—	82,500,000	82,500,000
Accrued interest payable	—	442,470	442,470
Total current liabilities	167,583	82,942,470	83,110,053
Long-term debt	—	10,000,000	10,000,000
Deficit accumulated during the development stage	(963,264)	(384,373)	(1,347,637)
Total liabilities and members equity	72,347,168	92,558,097	164,905,265
STATEMENT OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2006

	As Reported	Adjustments	Restated
Interest expense	$—	$(753,954)	$(753,954)
Interest income	575,036	369,581	944,617
Total other income	575,036	(384,373)	190,663
Net loss	(534,063)	(384,373)	(918,436)
Net loss per unit (Basic and Diluted)	(21.21)	(15.26)	(36.47)
STATEMENT OF OPERATIONS — INCEPTION THROUGH DECEMBER 31, 2006

	As Reported	Adjustments	Restated
Interest expense	$—	$(753,954)	$(753,954)
Interest income	808,693	369,581	1,178,274
Total other income	824,693	(384,373)	440,320
Net loss	(963,264)	(384,373)	(1,347,637)
Net loss per unit (Basic and Diluted)	(188.06)	(75.05)	(263.11)
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

NOTE 5. DEBT FINANCING ARRANGEMENT

     On November 30, 2006, the Company closed its debt financing arrangement with Southwest Georgia Farm Credit (“SGFC”), in which SGFC arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000 (“Senior Credit Facility”). The Company signed a promissory note and the proceeds were placed in Bond Trustee accounts with Wells Fargo. The note bears interest at a variable rate based on LIBOR plus 350 basis points. SGFC has also extended a revolving line of credit in the amount of $11,000,000 to the Company for commercial purposes in furtherance of its ethanol production facility. The line of credit is evidenced by a promissory note in favor of SGFC. As of December 31, 2006, there were no amounts drawn on the line of credit. The notes with SGFC are collateralized by all of the Company’s assets. In addition, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%.
     On the date of the closing, approximately $1,620,000 was paid from the Bond Trustee accounts behalf of the Company to pay to certain closing costs and fees. As of December 31, 2006, the Company had not drawn any other principal funds from the Bond Trustee accounts a result of being out of compliance with certain covenants included in the Senior Credit Facility. Included in the Company’s balance sheet as a current liability is $82,500,000 of notes payable related to the Senior Credit Facility. Included in the Company’s balance sheet as a current asset is approximately $81,132,000 of restricted cash and cash equivalents which represents the balance in the Wells Fargo Bond Trustee accounts as described in the preceding paragraph. Included in the company’s balance sheet as a noncurrent asset is approximately $9,751,000 of restricted cash and cash equivalents which represents the balance in the Regions Bank Bond Trustee account as described in the preceding paragraph. The Company is incurring certain fees and interest on both the Senior Credit Facility and its Subordinated Debt facility, as well as earning interest on the related funds. The interest expense and income is recognized as incurred or earned in the Company’s Statement of Operations.
     The Senior Credit Facility is a 10 year note with equal principal payments of $2,062,500 due quarterly beginning January 2009. The Subordinated Debt is a 15 year note with annual principal payments beginning in December 2008 of $430,000, $460,000, $495,000, $530,000 and increasing thereafter.
     Under the terms of the arrangement, the Company is required to maintain approximately $7,671,000 in a bond reserve fund, which is also included as noncurrent restricted cash and cash equivalents on the Company’s balance sheet.
     In conjunction with the closing of the debt financing agreements described in the preceding paragraphs, the Company satisfied the conditions required for the release of funds described in Note 2 from the escrow account and has begun to utilize these funds.
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
     Based upon our current total project cost estimate of $178,052,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations. On November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender whereby Southwest Georgia Farm Credit arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000 (“Senior Credit Facility”). In connection with the Senor Credit Facility we signed a promissory note and the proceeds were placed in Bond Trustee accounts with Wells Fargo. Southwest Georgia Farm Credit has also extended a revolving line of credit in the amount of $11,000,000 to us for commercial purposes in furtherance of our ethanol production facility. The line of credit is evidenced by a promissory note in favor of Southwest Georgia Farm Credit. As of December 31, 2006, there were no amounts drawn on the line of credit. The promissory notes with Southwest Georgia Farm Credit are collateralized by all of our assets. In addition, we closed our subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank. In connection with the subordinated debt arrangement, we signed a promissory note which is collateralized by our assets and the proceeds were placed in a Bond Trustee account with Regions Bank.
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
Quarterly Financial Results
     As of December 31, 2006, we have total assets of $164,905,265 consisting primarily of cash and cash equivalents, property and equipment and deferred offering and financing costs. We have current liabilities of $83,110,053 consisting primarily of notes payable, accounts payable and accrued expenses, and long-term debt of $10,000,000. Since our inception through December 31, 2006, we have an accumulated loss of $1,347,637. Total members’ equity as of December 31, 2006, was $71,745,212. Since our inception, we have generated no revenue from operations.
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
Item 3. Controls and Procedures
     Management of First United Ethanol is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Our internal control system over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.
     First United Ethanol’s management, primarily First United Ethanol’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of First United Ethanol’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this quarterly report. Based on their evaluation of our disclosure controls and procedures, they have concluded that, due to the material weaknesses described below, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management and the audit committee have concluded that during the period covered by this report, there were deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that are be considered to be “material weaknesses.” Specifically, the flow of information and documentation to our accounting department and management was not sufficient to ensure a timely review and appropriate accounting. There were several adjustments related to the financial statements that were proposed and recorded, as well as revisions that were made, due to items that were not identified by our disclosure controls and procedures. These included adjustments required to the financial statements related to the recording of the promissory notes signed in conjunction with the Company’s Senior and Subordinated credit facilities and the related proceeds held in Bond Trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs. Although each such proposed adjustment or revision, when taken alone, would likely not be considered to be a material weakness, we have determined that the number of changes and the nature of the items, when taken together, are considered to be a material weakness.
     Our audit committee will increase its review of our disclosure controls and procedures. Additionally, as a result of the material weaknesses identified, management has increased its review of financial information relative to its financing arrangements. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization	1

3.2	Certificate of Name Change and Amendment to Articles of Organization	1

3.2	Amended and Restated Operating Agreement	1

3.3	Second Amended and Restated Operating Agreement	3

4.1	Form of membership unit certificate	1

4.3	Escrow Agreement with AMERIS dated May 1, 2006	3

10.1	Memorandum of Understanding with Thompson, Hoffman & Associates	1

10.2	Letter of Intent with Fagen, Inc. dated July 22, 2005	1

10.3	Consulting Agreement with BioEnergy Capital Consultants, LLC	1

10.4	Real Estate Option with Mitchell County Development Authority	1

10.5	Letter of Intent with Fagen, Inc. dated March 10, 2006	2

10.6	Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC dated January 10, 2006	2

10.7	Services Agreement with ICM, Inc.	2

Exhibit		Method of
No.	Description	Filing

10.8	Project Development and Consulting Agreement with Murray Campbell dated April 28, 2006	3

10.9	Employment Agreement with Anthony Flagg dated September 25, 2006	4

10.10	Grain Procurement Agreement with Palmetto Grain Brokerage, LLC	5

10.11	Environmental Assessment Agreement with CDG Engineers dated September 28, 2006	6

10.12	Lump Sum Design-Build Agreement with Fagen, Inc. dated November 16, 2006+	6

10.13	Commitment Letter with Southwest Georgia Farm Credit dated October 4, 2006	6

10.14	Water Services Agreement with U.S. Water Services dated October 10, 2006	6

10.15	Loan Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.16	Promissory Note with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.17	Trust Indenture with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.18	Reimbursement Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.19	Confirmation Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.20	Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.21	Confirming Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.22	Remarketing Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.23	Bond Purchase Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.24	Tax Regulatory Agreement with Mitchell County Development Authority dated November 30, 2006 ($29,000,000 Tax-Exempt Bond)	6

10.25	Loan Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.26	Promissory Note with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.27	Trust Indenture with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.28	Confirmation Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

Exhibit		Method of
No.	Description	Filing

10.29	Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.30	Confirming Letter of Credit with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.31	Remarketing Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.32	Bond Purchase Agreement with Mitchell County Development Authority dated November 30, 2006 ($53,500,000 Taxable Bond)	6

10.33	Revolving Credit Note with Southwest Georgia Farm Credit dated November 30, 2006	6

10.34	Loan Agreement with Mitchell County Development Authority dated November 1, 2006	6

10.35	Security Agreement with Mitchell County Development Authority dated November 1, 2006	6

10.36	Option to Purchase Real Property with Mitchell County Development Authority dated December 6, 2006	6

10.37	Sitework Contract with Folsom Construction Co. dated January 17, 2007	7

10.38	Natural Gas Facilities Agreement with the City of Camilla, Georgia dated January 23, 2007	8

10.39	Natural Gas Supply and Capacity Agreement with the City of Camilla, Georgia dated January 26, 2007	8

10.40	Ethanol Marketing Contract with Eco-Energy, Inc. dated December 29, 2006	9

14.1	Code of Ethics	6

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on Registration Statement on Form SB-2, No. 333-130663, originally filed on December 23, 2005.

(2)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 1 filed on March 13, 2006 to our Registration Statement on Form SB-2, No. 333-130663, originally filed on December 23, 2005.

(3)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 2 filed May 3, 2006 to our Registration Statement on Form SB-2, No. 333-130663, originally filed on December 23, 2005.

(4)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on September 29, 2006.

(5)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on November 13, 2006.

(6)	Incorporated by reference to the exhibit of the same number in Form 10-KSB filed on December 22, 2006.

(7)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on January 23, 2007.

(8)	Incorporated by reference to Exhibit 99.1 and Exhibit 99.2 in Form 8-K filed on January 31, 2007.

(9)	Incorporated by reference to the exhibit of the same number on Form 10-QSB filed on February 14, 2007.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: December 28, 2007	/s/ Anthony J. Flagg
Anthony J. Flagg
Chief Executive Officer

Date: December 28, 2007	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350