Form 10QSB/A
period 2007-03-31
FIRST UNITED ETHANOL LLC
filed 2007-12-28
CIK 1346222

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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of First United Ethanol, LLC (the “Company”) for the quarter ended March 31, 2007, is being filed for the purpose of amending and restating Items 1, 2, 3 and 6 for the adjustments made to reflect the promissory notes signed in conjunction with the Company’s Senior and Subordinated credit facilities and the related proceeds held in Bond Trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein.  In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications.  The remainder of the Company’s Form 10-QSB is unchanged and is reproduced in its entirety in this Amendment No. 1.  This report speaks as of the original filing date of the Form 10-QSB and has not been updated to reflect events occurring subsequent to the original reporting date.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

March 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,300,822
Restricted cash and cash equivalents (Note 5)	82,174,540
Accrued interest receivable	583,278

Total current assets	131,058,640

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	47,609
Land	1,005,000
Construction in progress (Note 3)	10,955,478
Less accumulated depreciation	8,433

11,999,654

OTHER ASSETS	2,420,668

RESTRICTED CASH (Note 5)	17,536,715

DEFERRED OFFERING COSTS, net of accumulated amortization	2,552,889

$165,568,566

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$82,500,000
Accounts payable and accrued expenses	94,645
Accrued interest payable	1,230,343

Total current liabilities	83,824,988

DEFERRED GRANT PROCEEDS	50,000

SUBORDINATED DEBT (Note 5)	10,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 75,010 units issued and outstanding	73,362,851
Subscribed units, 295 units subscribed, not issued	295,000
Deficit accumulated during the development stage	(1,964,273)

71,693,578

$165,568,566

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period
					from March 9,
					2005
	Three months	Three months	Six months	Six months	(inception)
	ending	ending	ending	ending	through
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organizational expenses	—	—	—	—	25,145
Start-up expenses	—	18,901	740,000	74,487	979,966
General and administrative expenses	427,934	73,409	797,033	140,216	1,210,780

Total	427,934	92,310	1,537,033	214,703	2,215,891

Operating loss	(427,934)	(92,310)	(1,537,033)	(214,703)	(2,215,891)

Other income (expense)
Other income		9,000	—	9,000	16,000
Interest expense	(2,039,496)	—	(2,793,450)	—	(2,793,450)
Interest income	1,850,794	3,376	2,795,411	4,598	3,029,068

	(188,702)	12,376	1,961	13,598	251,618

Net loss	$(616,636)	$(79,934)	$(1,535,072)	$(201,105)	$(1,964,273)

Net loss per unit (Basic and Diluted)	$(8.43)	$(30.74)	$(31.39)	$(77.35)	$(148.11)

Weighted average units outstanding	73,136	2,600	48,896	2,600	13,262

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
			March 9, 2005
	Six months ending	Six months ending	(inception) through
	March 31, 2007	March 31, 2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,535,072)	$(201,105)	$(1,964,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	9,000	9,000
Amortization of deferred debt financing and prepaid interest	1,118,886	—	1,118,886
Depreciation expense	5,460	1,120	8,336
Changes in assets and liabilities:
Decrease in accrued interest receivable	(1,528,451)	—	(1,752,883)
Increase in other assets	(2,649,310)	—	(2,649,310)
Increase in accounts payable and accrued expenses	(36,611)	52,419	94,645
Increase in accrued interest	1,230,343	—	1,230,343
Increase in deferred grant proceeds	—	20,000	50,000

Net cash used in operating activities	(3,394,755)	(118,566)	(3,855,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,838,655)	(45,107)	(12,012,988)

Net cash used in investing activities	(11,838,655)	(45,107)	(12,012,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	72,707,000	—	73,907,000
Funding of restricted cash balance	(7,671,150)	—	(7,671,150)
Expenditures for deferred debt financing and equity offering costs	(1,806,366)	(119,342)	(2,066,784)

Net cash provided by (used in) financing activities	63,229,484	(119,342)	64,169,066

Increase (decrease) in cash and cash equivalents	47,996,074	(283,015)	48,300,822

Cash and cash equivalents, beginning of period	304,748	1,078,646	—

Cash and cash equivalents, end of period	$48,300,822	$795,631	$48,300,822

Supplemental cash flow information
Cash paid for interest	$1,563,107	$—	$1,563,107

Non-cash investing and financing activities
Contribution of services from Directors	$—	$9,000	$9,000
Proceeds from notes payable received by Bond Trustee	$92,500,000	$—	$92,500,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)

In December 2007, the Company determined it had not appropriately accounted for its assets and obligations relative to the debt financing arrangements signed in November 2006. The financial statements as previously issued for the three and six month periods ended March 31, 2007 have been adjusted to reflect the promissory notes signed in conjunction with the Company’s Senior and Subordinated credit facilities (see Note 5) and the related proceeds held in Bond Trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs.  These adjustments increased total assets by $92,494,786 and total liabilities by $92,776,406; and increased interest expense by $1,059,848 and $1,813,802 and interest income by $1,162,601 and $1,532,182 for the three and six months periods, respectively. The Company reduced its previously reported net loss for the three month period of $719,389 ($9.84 per unit) to a net loss of $616,636 ($8.43 per unit) and increased its previously reported net loss for the six month period of $1,253,452 ($25.64 per unit) to $1,535,072 ($31.39 per unit). The table below discloses effects of the restatement by financial statement line item:

BALANCE SHEET AS OF MARCH 31, 2007

	As Reported		Adjustments	Restated
Restricted cash and cash equivalents (Note 5)	$		$82,174,540	$82,174,540
Accrued interest receivable		220,701	362,577	583,278
Total current assets		48,521,523	82,537,117	131,058,640
Other assets		353,384	2,067,284	2,420,668
Noncurrent restricted cash and cash equivalents		7,671,150	9,865,565	17,536,715
Deferred debt financing costs, net of amortization		4,528,069	(1,975,180)	2,552,889
Total assets		73,073,780	92,494,786	165,568,566
Notes payable		—	82,500,000	82,500,000
Accounts payable and accrued expenses		68,934	25,711	94,645
Accrued interest payable		979,648	250,695	1,230,343
Total current liabilities		1,048,582	82,776,406	83,824,988
Subordinated debt (Note 5)		—	10,000,000	10,000,000
Deficit accumulated during the development stage		(1,682,653)	(281,620)	(1,964,273)
Total liabilities and members equity		73,073,780	92,494,786	165,568,566
STATEMENT OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2007

	As Reported	Adjustments	Restated
Interest expense	$(979,648)	$(1,059,848)	$(2,039,496)
Interest income	688,193	1,162,601	1,850,794
Total other income	(291,455)	102,753	(188,702)
Net income (loss)	(719,389)	102,753	(616,636)
Net income (loss) per unit (Basic and Diluted)	(9.84)	1.41	(8.43)
STATEMENT OF OPERATIONS — SIX MONTHS ENDED MARCH 31, 2007

	As Reported	Adjustments	Restated
Interest expense	$(979,648)	$(1,813,802)	$(2,793,450)
Interest income	1,263,229	1,532,182	2,795,411
Total other income	283,581	(281,620)	1,961
Net income (loss)	(1,253,452)	(281,620)	(1,535,072)
Net income (loss) per unit (Basic and Diluted)	(25.64)	(5.75)	(31.39)
STATEMENT OF OPERATIONS — INCEPTION THROUGH MARCH 31, 2007

	As Reported	Adjustments	Restated
Interest expense	$(979,648)	$(1,813,802)	$(2,793,450)
Interest income	1,496,886	1,532,182	3,029,068
Total other income	533,238	(281,620)	251,618
Net loss	(1,682,653)	(281,620)	(1,964,273)
Net loss per unit (Basic and Diluted)	(126.88)	(21.23)	(148.11)
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

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)

NOTE 5. DEBT FINANCING ARRANGEMENT

On November 30, 2006, the Company closed its debt financing arrangement with Southwest Georgia Farm Credit (“SGFC”), in which SGFC arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000 (“Senior Credit Facility”). The Company signed a promissory note and the proceeds were placed in Bond Trustee accounts with Wells Fargo. The note bears interest at a variable rate based upon LIBOR plus 350 basis points. SGFC has also extended a revolving line of credit in the amount of $11,000,000 to the Company for commercial purposes in furtherance of its ethanol production facility. The line of credit is evidenced by a promissory note in favor of SGFC. As of March 31, 2007, there were no amounts drawn on the line of credit. The notes with SGFC are collateralized by all of the Company’s assets. In addition, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%.

On the date of the closing, approximately $1,620,000 was paid from the Bond Trustee accounts behalf of the Company to pay to certain closing costs and fees. As of March 31, 2007, the Company had not drawn any other principal funds from the Bond Trustee accounts a result of being out of compliance with certain covenants included in the Senior Credit Facility. Included in the Company’s balance sheet as a current liability is $82,500,000 of notes payable related to the Senior Credit Facility. Included in the Company’s balance sheet as a current asset is approximately $82,174,000 of restricted cash and cash equivalents which represents the balance in the Wells Fargo Bond Trustee accounts as described in the preceding paragraph. Included in the Company’s balance sheet as a noncurrent asset is approximately $9,866,000 of restricted cash and cash equivalents which represents the balance in the Regions Bank Bond Trustee account as described in the preceding paragraph. The Company is incurring certain fees and interest on both the Senior Credit Facility and its Subordinated Debt facility, as well as earning interest on the related funds. The interest expense and income is recognized as incurred or earned in the Company’s Statement of Operations.

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

Based upon our current total project cost estimate of $178,052,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations. On November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender whereby Southwest Georgia Farm Credit arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000 (“Senior Credit Facility”). In connection with the Senor Credit Facility we signed a promissory note and the proceeds were placed in Bond Trustee accounts with Wells Fargo. Southwest Georgia Farm Credit has also extended a revolving line of credit in the amount of $11,000,000 to us for commercial purposes in furtherance of our ethanol production facility. The line of credit is evidenced by a promissory note in favor of Southwest Georgia Farm Credit. As of March 31, 2006, there were no amounts drawn on the line of credit. The promissory notes with Southwest Georgia Farm Credit are collateralized by all of our assets. In addition, we closed our subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank. In connection with the subordinated debt arrangement, we signed a promissory note which is collateralized by our assets and the proceeds were placed in a Bond Trustee account with Regions Bank.

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
Quarterly Financial Results
As of March 31, 2007, we have total assets of $165,568,566 consisting primarily of cash and cash equivalents, property and equipment and deferred offering and financing costs. We have current liabilities of $83,824,988 consisting primarily of notes payable, accrued interest, accounts payable and accrued expenses and non current liabilities consisting of long-term debt and deferred grant proceeds. Since our inception through March 31, 2007, we have an accumulated loss of $1,964,273. Total members’ equity as of March 31, 2007, was $71,693,578. Since our inception, we have generated no revenue from operations.
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

FIRST UNITED ETHANOL, LLC
Date: December 28, 2007	/s/ Anthony Flagg
Anthony Flagg
Chief Executive Officer

Date: December 28, 2007	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350