Form 10QSB/A
period 2007-06-30
FIRST UNITED ETHANOL LLC
filed 2007-12-28
CIK 1346222

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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of First United Ethanol, LLC (the “Company”) for the quarter ended June 30, 2007, is being filed for the purpose of amending and restating Items 1, 2, 3 and 6 for the adjustments made to reflect the promissory notes signed in conjunction with the Company’s Senior and Subordinated credit facilities and the related proceeds held in Bond Trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein.  In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications.  The remainder of the Company’s Form 10-QSB is unchanged and is reproduced in its entirety in this Amendment No. 1.  This report speaks as of the original filing date of the Form 10-QSB and has not been updated to reflect events occurring subsequent to the original reporting date.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,673,740
Restricted cash and cash equivalents (Note 5)	83,253,990
Accrued interest receivable	549,091

Total current assets	126,476,821

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	57,346
Land	1,005,000
Construction in progress (Note 3)	16,171,157
Less accumulated depreciation	9,711

17,223,792

OTHER ASSETS	1,559,990

RESTRICTED CASH AND CASH EQUIVALENTS (Note 5)	17,651,780

DEFERRED DEBT FINANCING COSTS, net of accumulated amortization	2,488,956

$165,401,339

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$82,500,000
Accounts payable and accrued expenses	97,124
Accrued interest payable	438,715

Total current liabilities	83,035,839

DEFERRED GRANT PROCEEDS	50,000

SUBORDINATED DEBT (Note 5)	10,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 75,505 units issued and outstanding	73,857,849
Subscribed units, 1,090 units subscribed, not issued	1,090,000
Deficit accumulated during the development stage	(2,632,349)

72,315,500

$165,401,339

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period
	Three months	Three months	Nine months	Nine months	from March 9, 2005
	ending	ending	ending	ending	(inception) through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organizational expenses	—	—	—	—	25,145
Start-up expenses	—	22,264	740,000	96,751	979,966
General and administrative expenses	498,540	78,581	1,295,573	218,793	1,709,319

Total	498,540	100,845	2,035,573	315,544	2,714,430

Operating loss	(498,540)	(100,845)	(2,035,573)	(315,544)	(2,714,430)

Other income (expense)
Other income		7,000	—	16,000	16,000
Interest expense	(2,053,300)	—	(4,846,750)	—	(4,846,750)
Interest income	1,883,763	2,974	4,679,174	7,570	4,912,831

	(169,537)	9,974	(167,576)	23,570	82,081

Net loss	$(668,077)	$(90,871)	$(2,203,149)	$(291,974)	$(2,632,349)

Net loss per unit (Basic and Diluted)	$(8.86)	$(34.95)	$(38.16)	$(112.30)	$(131.82)

Weighted average units outstanding	75,393	2,600	57,728	2,600	19,969

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	Nine months	Nine months	March 9, 2005
	ending	ending	(inception) through
	June 30, 2007	June 30, 2006	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,203,149)	$(291,974)	$(2,632,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	9,000	9,000
Amortization of deferred debt financing costs and prepaid interest	1,958,050		1,958,050
Depreciation expense	6,836	1,998	9,712
Changes in assets and liabilities:
Increase in accrued interest receivable	(2,688,779)	—	(2,913,211)
Increase in other assets	(2,563,863)	—	(2,563,863)
Increase in accounts payable and accrued expenses	(34,132)	78,003	97,124
Increase in accrued interest	438,715	—	438,715
Increase in deferred grant proceeds	—	20,000	50,000

Net cash used in operating activities	(5,086,322)	(182,973)	(5,546,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,064,170)	(74,530)	(17,238,503)

Net cash used in investing activities	(17,064,170)	(74,530)	(17,238,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	73,997,000	—	75,197,000
Funding of restricted cash balance	(7,671,150)	—	(7,671,150)
Expenditures for deferred debt financing and equity offering costs	(1,806,366)	(223,917)	(2,066,784)

Net cash provided by (used in) financing activities	64,519,484	(223,917)	65,459,066

Increase (decrease) in cash and cash equivalents	42,368,992	(481,420)	42,673,740

Cash and cash equivalents, beginning of period	304,748	1,078,646	—

Cash and cash equivalents, end of period	$42,673,740	$597,226	$42,673,740

Supplemental cash flow information
Cash paid for interest	$4,408,035	$—	$4,408,035

Non-cash investing and financing activities
Contribution of services from Directors	$—	$9,000	$9,000
Proceeds from notes payable received by Bond Trustee	$92,500,000	$—	$92,500,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
In December 2007, the Company determined it had not appropriately accounted for its assets and obligations relative to the debt financing arrangements in November 2006. The financial statements as previously issued for the three and nine month periods ended June 30, 2007 have been adjusted to reflect the promissory notes signed in conjunction with the Company’s Senior and Subordinated credit facilities (see Note 5) and the related proceeds held in Bond Trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs.  These adjustments increased total assets by $91,142,368 and total liabilities by $92,938,715. Interest expense was increased by $1,060,222 and $2,874,024 for the three and nine months periods, respectively. Interest income was reduced by $454,506 for the three month period and increased by $1,077,676 for the nine month period. The Company changed its previously reported net income for the three month period of $846,651 ($11.23 per unit) to a net loss of $668,077 ($8.86 per unit) and increased its previously reported net loss for the nine month period of $506,801 ($7.05 per unit) to $2,203,149 ($38.16 per unit). The table below discloses the effects of the restatement by financial statement line item:
BALANCE SHEET AS OF JUNE 30, 2007

	As Reported	Adjustments	Restated
Restricted cash and cash equivalents (Note 5)	$—	$83,253,990	$83,253,990
Accrued interest receivable	1,835,535	(1,286,444)	549,091
Total current assets	44,509,275	81,967,546	126,476,821
Other assets	267,937	1,292,053	1,559,990
Noncurrent restricted cash and cash equivalents	7,671,150	9,980,630	17,651,780
Deferred debt financing costs, net of amortization	4,586,817	(2,097,861)	2,488,956
Total assets	74,258,971	91,142,368	165,401,339
Notes payable	—	82,500,000	82,500,000
Accrued interest payable	—	438,715	438,715
Total current liabilities	97,124	82,938,715	83,035,839
Subordinated debt (Note 5)	—	10,000,000	10,000,000
Deficit accumulated during the development stage	(836,002)	(1,796,347)	(2,632,349)
Total liabilities and members equity	74,258,971	91,142,368	165,401,339
STATEMENT OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2007

	As Reported	Adjustments	Restated
Interest expense	$(993,078)	$(1,060,222)	$(2,053,300)
Interest income	2,338,269	(454,506)	1,883,763
Total other income	1,345,191	(1,514,728)	(169,537)
Net income (loss)	846,651	(1,514,728)	(668,077)
Net income (loss) per unit (Basic and Diluted)	11.23	(20.09)	(8.86)
STATEMENT OF OPERATIONS — NINE MONTHS ENDED JUNE 30, 2007

	As Reported	Adjustments	Restated
Interest expense	$(1,972,726)	$(2,874,024)	$(4,846,750)
Interest income	3,601,498	1,077,676	4,679,174
Total other income	1,628,772	(1,796,348)	(167,576)
Net income (loss)	(406,801)	(1,796,348)	(2,203,149)
Net income (loss) per unit (Basic and Diluted)	(7.05)	(31.11)	(38.16)
STATEMENT OF OPERATIONS — INCEPTION THROUGH JUNE 30, 2007

	As Reported	Adjustments	Restated
Interest expense	$(1,972,726)	$(2,874,024)	$(4,846,750)
Interest income	3,835,155	1,077,676	4,912,831
Total other income	1,878,429	(1,796,348)	82,081
Net income (loss)	(836,002)	(1,796,347)	(2,632,349)
Net income (loss) per unit (Basic and Diluted)	(41.86)	(89.96)	(131.82)
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

NOTE 5. DEBT FINANCING ARRANGEMENT

On November 30, 2006, the Company closed its debt financing arrangement with Southwest Georgia Farm Credit (“SGFC”), in which SGFC arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000 (“Senior Credit Facility”). The Company signed a promissory note and the proceeds were placed in Bond Trustee accounts with Wells Fargo. The note bears interest at a variable rate based on LIBOR plus 350 basis points. SGFC has also extended a revolving line of credit in the amount of $11,000,000 to the Company for commercial purposes in furtherance of its ethanol production facility. The line of credit is evidenced by a promissory note in favor of SGFC. As of June 30, 2007, there were no amounts drawn on the line of credit. The notes with SGFC are collateralized by all of the Company’s assets. In addition, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%.

On the date of the closing, approximately $1,620,000 was paid from the Bond Trustee accounts behalf of the Company to pay to certain closing costs and fees. As of June 30, 2007, the Company had not drawn any other principal funds from the Bond Trustee accounts a result of being out of compliance with certain covenants included in the Senior Credit Facility. Included in the Company’s balance sheet as a current liability is $82,500,000 of notes payable related to the Senior Credit Facility. Included in the Company’s balance sheet as a current asset is approximately $83,254,000 of restricted cash and cash equivalents which represents the balance in the Wells Fargo Bond Trustee accounts as described in the preceding paragraph. Included in the Company’s balance sheet as a noncurrent asset is approximately $9,981,000 of restricted cash and cash equivalents which represents the balance in the Regions Bank Bond Trustee account as described in the preceding paragraph. The Company is incurring certain fees and interest on both the Senior Credit Facility and its Subordinated Debt facility, as well as earning interest on the related funds. The interest expense and income is recognized as incurred or earned in the Company’s Statement of Operations.

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

Based upon our current total project cost estimate of $178,052,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations. On November 30, 2006, we closed our debt financing arrangement with Southwest Georgia Farm Credit as the lead lender whereby Southwest Georgia Farm Credit arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000 (“Senior Credit Facility”). In connection with the Senor Credit Facility we signed a promissory note and the proceeds were placed in Bond Trustee accounts with Wells Fargo. Southwest Georgia Farm Credit has also extended a revolving line of credit in the amount of $11,000,000 to us for commercial purposes in furtherance of our ethanol production facility. The line of credit is evidenced by a promissory note in favor of Southwest Georgia Farm Credit. As of June 30, 2006, there were no amounts drawn on the line of credit. The promissory notes with Southwest Georgia Farm Credit are collateralized by all of our assets. In addition, we closed our subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank. In connection with the subordinated debt arrangement, we signed a promissory note which is collateralized by our assets and the proceeds were placed in a Bond Trustee account with Regions Bank.
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
Quarterly Financial Results
As of June 30, 2007, we have total assets of $165,401,339 consisting primarily of cash and cash equivalents, property and equipment, construction in progress and deferred offering and financing costs. We have current liabilities of $83,035,839 consisting primarily of notes payable and accounts payable, and non-current liabilities consisting of long-term debt and deferred grant proceeds. Since our inception through June 30, 2007, we have an accumulated loss of $2,632,349. Total members’ equity as of June 30, 2007, was $72,315,500. Since our inception, we have generated no revenue from operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.42	2007 Membership Unit Option Plan adopted on April 11, 2007	10

10.43	Change Order #1 to Sitework Contract dated May 11, 2007	11

10.44	Letter Agreement for Design and Construction of the Water Pre-Treatment System and Fire Protection System dated June 13, 2007 with Fagen, Inc.	12

10.45	Contract with Southern Concrete Construction Company dated May 31, 2007	12

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(7)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on January 23, 2007.

(8)	Incorporated by reference to Exhibit 99.1 and Exhibit 99.2 in Form 8-K filed on January 31, 2007.

(9)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on March 12, 2007.

(10)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on April 17, 2007.

(11)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on May 16, 2007.

(12)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed on August 14, 2007.

(*)	Filed herewith.

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