Form 10KSB
period 2007-09-30
FIRST UNITED ETHANOL LLC
filed 2007-12-28
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2007

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
(229) 522-2822
(Issuer’s telephone number)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of December 1, 2007, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $76,610,000.
As of December 1, 2007, there were 76,610 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes      ☑ No

FORWARD LOOKING STATEMENTS
Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Item 1, “Description of Business;” Item 2, “Description of Property” and Item 6, “Management’s Discussion and Analysis or Plan of Operations,” but they may appear in other sections as well.
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in the section of this report in Item 1A—“Risk Factors.” You are urged to consider all of those risk factors when evaluating any forward-looking statement, and we caution you not to put undue reliance on any forward-looking statements.
You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our anticipated inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry and decreases in the price of ethanol;

•	Difficulties we may encounter during the construction of our plant;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.
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
AVAILABLE INFORMATION
Information about us is also available at our website at www.firstunitedethanol.com, under “Investor Information,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.

PART I
Item 1. DESCRIPTION OF BUSINESS.
Business Development
First United Ethanol, LLC (“we,” “our,” “Fuel,” “First United,” or the “Company”) is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. We are constructing the ethanol plant on approximately 267 acres of real property in Mitchell County Georgia.
In the third quarter of 2007 we revised our project cost estimate by approximately $16,500,000 to a total estimated project cost of approximately $194,540,000 due to increased site improvement costs and additional costs associated with our debt financing. To fully capitalize our project based on our currently anticipated uses of funds, we refinanced our debt with WestLB AG, New York Branch (“WestLB”) in November 2007. On November 16, 2007, subsequent to our fiscal year end, our members voted to approve the creation of a wholly owned subsidiary named Southwest Georgia Ethanol, LLC (“Southwest Georgia”). The subsidiary has been created for the special purpose of holding the property and assets of First Untied as required by the terms of our long-term debt refinancing arrangement with WestLB. On November 20, 2007, First United and Southwest Georgia entered into loan agreements with WestLB and the refinancing was substantially completed on December 6, 2007. The aggregate amount of the loan to Southwest Georgia is approximately $115,000,000. Now that the refinancing of our debt is complete we expect to be capable of fully capitalizing the construction and start-up of our ethanol plant.
We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plant construction by Fagen, Inc. is currently on track to achieve substantial completion within the 545-day period following the notice to proceed. Extensive civil work is complete, supporting installation of major pieces of equipment in the fermentation, process, distillation and energy areas. Fermentation construction is approximately 40 percent complete, process and energy construction is approximately 25 percent complete, and distillation construction is approximately 45 percent complete. Civil work for the grain unloading pit and the foundation for the main grain silos is complete. As of the date of this report, our project is on schedule and on budget and we expect to begin plant operations during fall 2008.
Principal Products and Markets
Ethanol
Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we expect to produce is manufactured from corn. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 7.4 billion gallons as of December 2007.
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

Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the continental United States.
Distillers Grains
A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% percent distillers grains, respectively. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to approximately 12% moisture. DDGS has a much longer shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. We expect that almost all of the distillers grains produced at our plant will be DDGS.
Local Ethanol and Distillers Grains Markets
As described below in “Distribution of Principal Products”, we intend to market and distribute our ethanol and a portion of our distillers grains through third parties. Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on the relative prices of the rail market and truck market for our products. We do have the option to independently market a portion of our distillers grains to local markets.
Regional Ethanol Markets
Typically a regional market is one that is outside of the local market, yet within the neighboring states.  Our regional market is within a 450-mile radius of our plant and is serviced by rail. We are constructing a railroad loop track for our plant so that we may reach regional and national markets with our products.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Atlanta and Birmingham).
National Ethanol Markets
According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2006 at nearly five billion gallons. In its report titled, “Ethanol Industry Outlook 2007,” the RFA anticipates demand for ethanol to remain strong as a result of the national renewable fuels standard contained in the Energy Policy Act of 2005, rising gasoline and oil prices and increased state legislation banning the use of MTBE or requiring the use of renewable fuels. The RFA also notes that interest in E85, a blend of 85% ethanol and 15% gasoline, has been invigorated due to continued efforts to stretch United States gasoline supplies.
The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. The Renewable Fuels Standard (“RFS”) contained in the Energy Policy Act of 2005 has led to significant new investment in ethanol plants across the country. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS originally began at 4 billion gallons in 2006 and was to increase to 7.5 billion gallons by 2012. The RFS for 2007 was 4.7 billion gallons, and the Renewable Fuels Association estimates that current domestic ethanol production as of November 2007 is approximately 7.2 billion gallons. This rapid increase is placing downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply. However, on December 19, 2007, President George W. Bush signed into law the Energy Independence and Security Act of 2007 (H.R. 6), which increases the RFS requirement for 2008 to 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022, 16 billion of which must be cellulosic ethanol. The Act also includes provisions for a variety of studies focusing on the optimization of flex fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry.
The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs either as part of their renewable purchases or separately. The program will apply in 2007 prospectively from September 1, 2007, the effective date of the final rule.
While we believe that the nationally mandated usage of renewable fuels is largely driving current demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher RFS standard may be necessary to encourage blenders to use ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and further depress ethanol prices.
Distribution of Principal Products
Our ethanol plant will be located near Camilla, Georgia in Mitchell County, in southwestern Georgia. We selected the Camilla site because of its proximity to existing ethanol consumption and accessibility to road and rail transportation. It is served by the Georgia and Florida Railway and the Norfolk Southern Railway which both provide connections to the CSX Railway. Our site is in close proximity to major highways that connect to major petroleum terminals such as Atlanta, Birmingham, Columbia, Jacksonville, Spartanburg, Tallahassee and Tampa. There are approximately 70 terminals within a 250 mile radius of our proposed plant; therefore, we expect to have a competitive advantage over some of our competitors because we anticipate being able to truck ethanol to these terminals cheaper than our competitors can transport it by rail to the same terminals.
Ethanol Distribution
We have entered into an ethanol marketing agreement with Eco-Energy, Inc. (“EcoEnergy”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. We agreed to pay a fee of $0.01 per net gallon of ethanol purchased for rail and $0.012 per net gallon of ethanol purchased for outbound trucks. The initial term of the agreement will commence on the first day of ethanol production and will continue until the October following two (2) full years of ethanol production. The agreement will automatically renew for additional two year terms unless otherwise terminated pursuant to the agreement. Under the agreement EcoEnergy will be responsible for all transportation arrangements for the distribution of ethanol.
Distillers Grains Distribution
We have entered into a marketing agreement with Palmetto Grain Brokerage, LLC of Ridgeland, South Carolina (“Palmetto”) for the purpose of marketing and selling most of our distillers grains. Palmetto will be the exclusive selling broker for any rail origin dried distillers grains we produce. We will pay Palmetto fifty cents ($0.50) per ton for all dried distillers grains sold through the efforts of Palmetto acting as the selling broker. Palmetto will not be a party to any dried distillers grain sales contracts between us and any third party purchaser. We anticipate taking advantage of the local market for dried distillers grains and entering into agreements for the sale of a portion of our dried distillers grains with third party purchasers with Palmetto assisting us with the rail market for our distillers grains.

New Products and Services
We have not introduced any new products or services during this fiscal year.
Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
The Renewable Fuels Standard (“RFS”) contained in the Energy Policy Act of 2005 has led to significant new investment in ethanol plants across the country. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS originally began at 4 billion gallons in 2006 and was to increase to 7.5 billion gallons by 2012. The RFS for 2007 was 4.7 billion gallons, and the Renewable Fuels Association estimates that current domestic ethanol production as of November 2007 is approximately 7.2 billion gallons, thereby almost reaching the RFS for 2012. This rapid increase is placing downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply. However, on December 19, 2007, President George W. Bush signed into law the Energy Independence and Security Act of 2007 (H.R. 6), which increases the RFS requirement for 2008 to 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022, 16 billion of which must be cellulosic ethanol. The Act also includes provisions for a variety of studies focusing on the optimization of flex fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry. See “INDUSTRY OVERVIEW – General Ethanol Demand and Supply, Demand for Ethanol.”
On April 10, 2007, the EPA published final rules implementing the RFS program. The RFS program final rules became effective on September 1, 2007. The new regulation proposes that 4.02% of all the gasoline sold or dispensed to United States motorists in 2007 be renewable fuel. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th for the following year. The RFS must be attained by refiners, blenders, and importers (collectively the “obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their own Renewable Volume Obligation. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation.
Each RIN may only be counted once toward an obligated party’s Renewable Volume Obligation and must be used either in the calendar year in which the RINs were generated, or in the following calendar year. At least 80% of the Renewable Volume Obligation for a given calendar year must come from RINs generated that year. An obligated party may purchase RINs from third parties if it fails to produce the adequate RINs in the calendar year to meet its Renewable Volume Obligation. If the obligated party fails to satisfy is Renewable Volume Obligation in a calendar year, the obligated party may carry the deficit forward for one year. Such deficit will be added to the party’s obligation for the subsequent year.
The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the final rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.

The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our anticipated operating costs and expenses. Our business may be indirectly affected by environmental regulation of the agricultural industry as well. It is also possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (VEETC) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline ($0.132 on a 10% blend). Under VEETC, the ethanol excise tax exemption was eliminated, thereby allowing the full federal excise tax of $0.184 per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. In place of the exemption, the bill created a volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended with gasoline. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC allows much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (ETBE), including ethanol in E85. The VEETC is scheduled to expire on December 31, 2010.
In addition, the Energy Policy Act of 2005 created a tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service on, or after, January 9, 2007 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
Effect of Governmental Regulation
The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and negatively impact our future financial performance.
The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by OSHA regulations that may change and increase the cost of operating the plant. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Competition
We will be competing with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. As a destination plant, we believe First United will be able to compete favorably with other ethanol producers due to our proximity to ethanol markets and multiple modes of transportation. However, we expect to face higher costs for our corn when compared to Midwest ethanol producers with access to corn produced in close proximity to their ethanol plants. Our competitive position in the ethanol industry will be critically dependent on our ability to offset any higher corn costs with increased transportation savings due to our close proximity to blending terminals.
Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of December 18, 2007, 135 ethanol plants were producing ethanol with a combined annual production capacity of 7.4 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 6.0 billion gallons per year. POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually. However, in November 2007 VeraSun Energy Corp. announced that it will acquire rival US BioEnergy Corp. creating what could become the largest U.S. producer.
Excess capacity in the ethanol industry will likely have an adverse effect on our results of operations, cash flows and financial condition, as market forces have already reduced the profitability of other currently operational ethanol companies. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in a reduction in the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline. Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits causing the value of your investment to be reduced.
The following table identifies most of the ethanol producers in the United States along with their production capacities.
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

				Under
				Construction/
			Current Capacity	expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE		88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn	100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, L.L.C.*	Denison, IA	Corn	48
	Atlantic, IA	Corn		110
Archer Daniels Midland	Decatur, IL	Corn	1,070	550
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley

				Under
				Construction/
			Current Capacity	expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Arkalon Energy, LLC	Liberal, KS	Corn		110
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	207	226
	Aurora, NE	Corn
	Mt. Vernon, IN	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	52
BioFuel Energy – Pioneer Trail Energy, LLC	Wood River, NE	Corn		115
BioFuel Energy – Buffalo Lake Energy, LLC	Fairmont, MN	Corn		115
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn	50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E Energy Adams, LLC	Adams, NE	Corn	50
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn	57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy L.L.C.*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50
	Superior, IA	Corn		50

				Under
				Construction/
			Current Capacity	expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
	Shell Rock, IA	Corn		110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn	35
	Burley, ID	Corn		50
	Stockton, CA	Corn		50
	Imperial, CA	Corn		50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC	Arthur, IA	Corn		110

				Under
				Construction/
			Current Capacity	expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Plymouth Ethanol, LLC	Merrill, IA	Corn		50
Poet*	Sioux Falls, SD		1,110	375
	Alexandria, IN	Corn
	Ashton, IA	Corn
	Big Stone, SD	Corn
	Bingham Lake, MN	Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn
	Macon, MO	Corn
	Marion, OH	Corn
	Mitchell, SD	Corn
	North Manchester, IN	Corn
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, Inc.	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	35
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	310	440
	Woodbury, MI	Corn
	Hankinson, ND	Corn
	Ord, NE	Corn
	Central City, NE	Corn
	Dyersville, IA	Corn
	Janesville, MN	Corn
	Marion, SD	Corn

				Under
				Construction/
			Current Capacity	expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Linden, IN	Corn
	Welcome, MN	Corn
	Hartley, IA	Corn
	Albion, NE	Corn
	Bloomingburg, OH	Corn
Western New York Energy, LLC	Shelby, NY	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery Waste	0.4
Renova Energy	Torrington, WY	Corn	5
	Hyaburn, ID	Corn		20
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40

Total Current Capacity at 135 ethanol biorefineries			7,415.4

Total Under Construction (65)/ Expansions (9)				6,056.9

Total Capacity			13,472.3

* locally-owned	Renewable Fuels Association, Updated: December 18, 2007
Competition from Alternative Fuels
Alternative fuels and ethanol production methods are continually under development by ethanol and oil companies. The major ethanol and oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. Large companies, such as Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and Archer Daniels Midland have all indicated that they are interested in research and development in this area. In addition, Xethanol Corporation has stated plans to convert a six million gallon per year plant in Blairstown, Iowa to implement cellulose-based ethanol technologies after 2007. Furthermore, the Department of Energy and the President have announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol. On February 28, 2007 the Department of Energy announced six recipients for grants to help the producers with the upfront capital costs associated with the construction of cellulosic ethanol biorefineries. The grant recipients expect to build plants in Florida, California, Iowa, Idaho, Kansas and Georgia. The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively with cellulose-based ethanol producers. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.

Our ethanol plant will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. Although currently the subject of several state bans, many major oil companies can produce MTBE. Because it is petroleum-based, MTBE’s use is strongly supported by major oil companies.
Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region. Ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (CBI). Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. According to the RFA, the U.S. International Trade Commission (USITC) announced the 2007 CBI import quota, which will allow approximately 350 million gallons of duty-free ethanol to enter the U.S., up from 268.1 million gallons in 2006. The USITC has yet to announce the 2008 CBI import quota. In the past, legislation has been introduced in the Senate that would limit the transshipment of ethanol through the CBI. It is possible that similar legislation will be introduced this year, however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed.
Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Our location in southwest Georgia distinguishes our facility from distillers grains producers in the Midwest. We expect to take advantage of our proximity to local livestock producers by developing a truck market for our distillers grains.
According to the Renewable Fuels Association’s Ethanol Industry outlook 2007, ethanol plants produced nine million metric tons of distillers grains in 2005 and 12 million metric tons in 2006. The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from any expansion. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced relative to other feed ingredients. Distillers grains primarily compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

Sources and Availability of Raw Materials
Corn Supply
The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn. Since we formed First United Ethanol in the spring of 2005, the price of corn has increased significantly thereby reducing our anticipated operating margins. To produce 100 million gallons of ethanol per year, our ethanol plant will need approximately 36 million bushels of corn per year, or approximately 100,000 bushels per day, as the feedstock for our dry milling process. The grain supply for our plant will be obtained primarily from regional and national rail markets and Palmetto Grain Brokerage, LLC (“Palmetto”) will be our exclusive grain procurement agent. We will be forced to seek alternative corn suppliers if Palmetto cannot assist us in obtaining a sufficient supply of corn.
We will be significantly dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. The area surrounding the plant produces a limited amount of corn, we therefore expect our corn supply needs will have to be supplemented with corn from other areas, such as the eastern Corn Belt states of Indiana, Ohio and Illinois. There is no assurance that a shortage will not develop, particularly if there is an extended drought or other production problems. Although corn production in our area is expected to increase in the future, it is unlikely it will increase to levels that will meet the needs of our ethanol plant.
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
On December 11, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.17 billion bushels. The December 11, 2007 estimate of the 2007 corn crop is approximately 25% above the USDA’s estimate of the 2006 corn crop of 10.53 billion bushels. According to the report, 2007 was a record year for corn production. Despite the record 2007 corn crop, strong exports and domestic usage have caused the price of corn to remain significantly higher than historical averages. We expect the price of corn to remain at these high price levels for the foreseeable future, which will significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This demand will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. The market price of ethanol is not directly related to grain prices, and as a result, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
In an attempt to minimize the effects of the volatility of corn costs on operating profits, we will likely take hedging positions in corn futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control. These costs may be significant.

Utilities
Natural Gas. Natural gas is also an important input commodity to our manufacturing process. We estimate that our annual natural gas usage will be approximately 3,400,000 Million British Thermal Units and will constitute 10% to 15% of our annual total production cost. We plan to use natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States. We entered into a Natural Gas Facilities agreement with the City of Camilla (“City”) on January 23, 2007, which commenced on March 1, 2007. We also entered into a Natural Gas Supply and Capacity Agreement with the City on January 26, 2007. We agreed to purchase natural gas supplies in the amount of approximately 10,600 MMBtu per day.
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
Water. We will require a significant supply of water. We anticipate obtaining water for our plant with two high capacity wells to be located in close proximity to the site. The water will be pumped from the Floridian Aquifer. Engineering specifications show our plant water requirements to be approximately 900 gallons per minute. That is approximately 1,300,000 gallons per day. There is no assurance, however, that the wells will reliably supply us with the water that we need. In July 2007 we obtained from the State of Georgia a permit to use groundwater in a specified amount exceeding our anticipated water usage. As a condition of the permit, we are required to actively implement a water conservation plan approved by the State of Georgia.
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
Research and Development
We do not currently conduct any research and development activities.
Dependence on One or a Few Major Customers
As discussed above, we have entered into an ethanol marketing agreement with EcoEnergy and a distillers grains marketing agreements with Palmetto for the purposes of marketing and distributing our principal products. We expect to rely on EcoEnergy for the sale and distribution of our ethanol and Palmetto for the sale and distribution of our distillers grains, except for those distillers grains that we market locally. Therefore, we will be highly dependent on EcoEnergy and Palmetto for the successful marketing of our products. Any loss of EcoEnergy or Palmetto as our marketing agents for our ethanol and distillers grains could have a significant negative impact on our revenues.

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
We have obtained the minor source construction permit for air emissions and the construction storm water discharge permit we are required to have prior to starting construction. The remaining permits will be required shortly before or shortly after we begin to operate the plant. Specifically, we have pending applications for our wetlands access permit and our Alcohol and Tobacco Tax and Trade Bureau permit. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be constructed or allowed to operate.
Alcohol Fuel Producer’s Permit. Before we can begin operations, we must comply with applicable Alcohol and Tobacco Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms) regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures and to secure an operations bond. There are other taxation requirements related to special occupational tax and a special stamp tax.
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
Water Permits. We expect that we will use water to cool our closed circuit systems in the proposed plant based upon engineering specifications. Although the water in the cooling system will be re-circulated to decrease facility water demands, a certain amount of water will be continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there will be occasional blowdown water that will have to be discharged. In July 2007 we obtained from the State of Georgia a permit to use groundwater in a specified amount exceeding our anticipated water usage. As a condition of the permit, we are required to actively implement a water conservation plan approved by the State of Georgia.
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
The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Employees
Prior to completion of plant construction and commencement of operations, we intend to hire approximately 45 additional full-time employees. We currently have five full-time employees. We expect that approximately five of our employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations.
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operations.

Risks Relating to Our Business
We have no operating history, which could result in errors in management and operations causing a reduction in the value of your investment. We were recently formed and have no history of operations. We may not manage start-up effectively or properly staff operations, and any failure to manage our start-up effectively could delay the commencement of plant operations. A delay in start-up operations is likely to further delay our ability to generate revenue and satisfy our debt obligations. If we fail to manage start-up effectively, you could lose all or a substantial part of your investment.
We have little to no experience in the ethanol industry and our directors do not dedicate their efforts to our project on a full time basis, which may affect our ability to build and operate the ethanol plant. We are presently dependent upon our initial directors. Most of these individuals are experienced in business generally but have very little or no experience in organizing and building an ethanol plant or governing and operating a public company. In addition, certain directors on our board are presently engaged in business and other activities which impose substantial demand on the time and attention of such directors. Our directors do not dedicate their efforts to our project on a full time basis which may affect our ability to build and develop our ethanol plant.
We will depend on Fagen, Inc. for expertise in beginning the operation of our ethanol facility and any loss of this relationship could cause us delay and added expense, placing us at a competitive disadvantage. We are dependent on our relationship with Fagen, Inc. and its employees. Any loss of this relationship with Fagen, Inc., particularly during the construction and start-up period for the plant, may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and operate profitability and significantly damage our competitive position in the ethanol industry.
We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) making us vulnerable to increases in prevailing interest rates; (c) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (d) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for shareholders in the event of a liquidation; and (e) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.
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
Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn will significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Over the course of the last year, the price of corn has exceeded historical averages. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating our plant. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

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
The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels recently experienced by the ethanol industry. Our gross margins will depend principally on the spread between ethanol and corn prices. Since the end of 2006, the price of ethanol has been declining and the cost of corn has been rising. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will likely continue to fluctuate. Any further reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.
Our exclusive reliance on Palmetto to coordinate the supply of corn to our plant could damage our profitability if Palmetto is unable to locate a sufficient corn supply at competitive prices and we have to find an alternative method of sourcing corn. Palmetto is our exclusive corn broker. We expect to rely heavily on its ability to coordinate the procurement of the corn necessary to operate our plant. If, for any reason, Palmetto is unable to locate a sufficient supply of competitively priced corn, we may have to find an alternative method of sourcing corn, possibly at higher prices, which would damage our competitive position in the industry and decrease our profitability. If Palmetto fails to competitively source our corn or breaches the grain brokerage agreement, we could experience a material loss and we may not have any readily available means to procure the corn necessary to manufacture ethanol and distillers grains.
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
Our business will be highly dependent on commodity prices, which are subject to significant volatility and uncertainty, so our results could fluctuate significantly. We will not have long-term, fixed price contracts for the purchase of corn and natural gas, our anticipated principal inputs, or for the sale of ethanol, our anticipated principal product. Therefore, our results of operations, financial position and business outlook will be substantially dependent on commodity prices, especially prices for corn, natural gas, and ethanol. Prices for these commodities are generally subject to significant volatility and uncertainty. As a result, our results may fluctuate substantially, and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. We may attempt to offset a portion of the effects of any such fluctuations by entering into forward contracts to supply ethanol or to purchase corn, natural gas or other items or by engaging in transactions involving futures contracts, but these activities involve substantial costs and substantial risks and may be ineffective to mitigate these fluctuations.

We will sell all of the ethanol we produce to EcoEnergy, and we will be dependent upon EcoEnergy’s ability to effectively market our ethanol. We have entered into an exclusive ethanol marketing agreement with EcoEnergy. We will rely heavily on EcoEnergy’s marketing ability to successfully sell our product. Our financial performance will be dependent upon the financial health of EcoEnergy as a significant portion of our accounts receivable are expected to be attributable to EcoEnergy and its customers. If EcoEnergy fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
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
Disruptions to infrastructure, or in the supply of fuel, natural gas or water, could materially and adversely affect our business. Our business will depend on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plant to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business.
Our business also depends on the continuing availability of raw materials, including corn and natural gas. The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy-intensive. Significant amounts of fuel and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grains. A serious disruption in supplies of fuel or natural gas, including as a result of delivery curtailments to industrial customers due to extremely cold weather, or significant increases in the prices of fuel or natural gas, could significantly reduce the availability of raw materials at our plant, increase our production costs and could have a material adverse effect on our business.
Our ethanol plant will also require a significant and uninterrupted supply of water of suitable quality to operate. If there is an interruption in the supply of water for any reason, we may be required to halt production. If production is halted for an extended period of time, it could have a material adverse effect on our business.

Risks Related to the Production of Ethanol
The corrosive nature of ethanol currently make it impossible to ship our ethanol via pipelines; therefore, we expect to be heavily dependent on rail as our primary mode of transporting our product to distribution terminals. Ethanol is corrosive and absorbs water; therefore, it cannot be shipped in normal gasoline pipelines to blenders. Most ethanol producers instead ship ethanol by rail to distribution terminals, which then send the ethanol on a barge or truck to blenders. Increased production of ethanol has created a bottleneck between producers and blenders, and the rail system’s capacity is strained to meet demand. In addition, there is a backlog in rail tank car orders, which could discourage growth in the ethanol industry. Railroads are also facing pressure from increased corn production, and have found it difficult to meet the demand to transport the grain to storage facilities. If the nation’s rail system cannot keep pace with the production of ethanol and corn, we may be forced to lower the price at which we sell our ethanol and pay higher prices for rail cars in order to compete with other plants for access to transportation. The potential shortage of rail infrastructure may prevent us from shipping our ethanol or receiving corn and may even cause our plant to slow or halt production. This could lead to a decrease in our profitability.
The expansion of domestic ethanol production in combination with state bans on Methyl Tertiary Butyl Ether (MTBE) and/or state renewable fuels standards may place strains on destination terminal and blender infrastructure such that our ethanol cannot be marketed and shipped to the blending terminals that would otherwise provide us the best cost advantages. If the volume of ethanol shipments continues to increase with the nation’s increased production capacity and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure and its capacity to transport ethanol such that our product cannot reach its target markets. In addition, ethanol destinational terminals may not have adequate capacity to handle the supply of ethanol, and will have to quickly adapt by building more tanks to hold increased inventory before shipping ethanol to the blenders. Many blending terminals may need to make infrastructure changes to blend ethanol instead of MTBE and to blend the quantities of ethanol that are being produced. In addition, most gasoline blenders must install new tanks, pipes and pumps to handle ethanol. The relationship between ethanol producers and oil companies is a delicate one, and oil companies may view ethanol producers as competitors. Refineries may be unwilling to spend large amounts of capital to expand infrastructure, or may be disinclined to blend ethanol absent a legislative mandate to increase blending. If the blending terminals do not have sufficient capacity or the necessary infrastructure to make this switch, or are reluctant to make such large capital expenditures to blend ethanol, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.
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
Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified personnel to operate our ethanol plant. Our success depends in part on our ability to attract and retain competent personnel. We must hire qualified managers, operations and other personnel, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry is intense, and we may not be able to attract and retain qualified personnel. If we are unable to hire and retain productive and competent personnel, the amount of ethanol our plant will produce may be decreased and we may not be able to operate efficiently.
We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The largest ethanol producers include POET, Archer Daniels Midland, VeraSun Energy Corporation, US BioEnergy Corp., Hawkeye Renewables, LLC, and Aventine Renewable Energy, all of which are each capable of producing more ethanol than we expect to produce. As of December 18, 2007, the top five producers accounted for approximately 45% of the ethanol production capacity in the U.S., according to the RFA. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

In addition to domestic competition, we also face increasing competition from international suppliers. Currently there is a $0.54 per gallon tariff on foreign produced ethanol which is scheduled to expire January 1, 2009. If this tariff is not renewed, we would face increased competition from international suppliers. Ethanol imports equivalent up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours.
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
The inability of retailers to obtain pump certifications and availability of flex fuel vehicles for use by consumers could prevent retailers from selling E85, which could decrease the overall demand for ethanol. The demand for E85 is driven by both the use of flex fuel vehicles by consumers and by the availability of E85 at retail stations. Distributing E85 to consumers through retail stations depends, in part, on the ability of retailers to obtain quality certifications for E85 pumps. Recently, a private product-safety testing group suspended its approval of various internal component parts of E85 pumps and its issuance of E85 pump certifications pending its own research on the ability of various component parts to withstand the corrosive properties of ethanol. As a result, two stations in Ohio recently shut down E85 pumps and it is currently unclear whether more pumps will be shut down due to pending pump certifications. If additional E85 pumps are shut down the distribution of E85 could be curtailed, which could decrease our ability to generate revenue.
According to the Auto Alliance, there are currently about 5.0 million vehicles on the road today in the United States that have been built to use E85, and 30 models from varying automakers will be available in 2008. Currently eight automobile manufacturers are producing flex fuel vehicles and one manufacturer with models in development. If the automakers do not increase production of flex fuel vehicles, the lack of demand for E85 could significantly reduce the amount of ethanol we are able to sell, which could negatively affect our profitability
Risks Related to Regulation and Governmental Action
A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.
The use of and demand for ethanol and its supply are highly dependent on various federal and state legislation and regulation, and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, once our plant is constructed and producing ethanol. Various federal and state laws, regulations and programs have led to increased use of ethanol in fuel. For example, certain laws, regulations and programs provide economic incentives to ethanol producers and users. Further, tariffs generally apply to the import of ethanol from other countries. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. In addition, certain state legislatures oppose the use of ethanol because they must ship ethanol in from ethanol plants, which are typically located in corn-producing states, which could significantly increase gasoline prices in the state.

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the Volumetric Ethanol Excise Tax Credit (VEETC) available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business and the potential loss of some or all of your investment.
Item 2. DESCRIPTION OF PROPERTY.
We are constructing the ethanol plant on approximately 267 acres of real property in Mitchell County Georgia. As of our fiscal year end on September 30, 2007, construction of the plant was well underway. Plant construction by Fagen, Inc. is currently on track to achieve substantial completion within the 545-day period following the notice to proceed. Extensive civil work is complete, supporting installation of major pieces of equipment in the fermentation, process, distillation and energy areas. Fermentation construction is approximately 40 percent complete, process and energy construction is approximately 25 percent complete, and distillation construction is approximately 45 percent complete. Civil work for the grain unloading pit and the foundation for the main grain silos are complete. Construction of the railroad loop track began in November 2007.
In November 2006, we exercised our option to purchase 194 of the 267 acres on which we had an option to purchase and have completed our acquisition of the first 194 acres of real estate pursuant to the terms of our option agreement. We expect to exercise our option to purchase the remaining 73 acres at some point prior to our anticipated commencement of plant operations.
All of the tangible and intangible property, real and personal, owned by either First United and its wholly owned subsidiary, Southwest Georgia, serves as the collateral for the debt financing with WestLB, which is described below under “Item 6 – Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”
Item 3. LEGAL PROCEEDINGS.
In May 2007, the Georgia and Florida Railway, Inc. (GFRR) brought an action against First United arising out of a dispute about our right of entry onto GFRR’s property. In November 2007 the action brought by GFRR was dismissed.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2007. However, subsequent to our year ended September 30, 2007, we submitted to the unit holders the decision of whether to create a wholly owned subsidiary for the special purpose of holding the property and assets of First United to meet a requirement of the refinancing of our long term debt. To meet the terms of the refinancing, we transferred all of our property and assets to our wholly owned subsidiary, Southwest Georgia, in exchange for 100 percent of Southwest Georgia’s ownership/membership interests (the “Reorganization”). Southwest Georgia then granted a security interest in all of its assets along with a mortgage in all of its real property to WestLB. At the special meeting of the unit holders held on November 16, 2007, 64,695 of the outstanding 76,610 membership units were represented in person or by proxy. As such, a quorum was present and the proposed Reorganization was approved by a majority of our outstanding membership voting interests as required by our Second Amended and Restated Operating Agreement.

PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS.
There is no public trading market for our units.
As of September 30, 2007, we had 76,610 membership units outstanding and approximately 800 unit holders of record.
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
On September 25, 2006, we entered into an employment agreement with Tony Flagg pursuant to which Mr. Flagg’s employment as our Chief Executive Officer commenced. Mr. Flagg will receive an annual base salary of $175,000 and will be eligible for an annual performance bonus of up to 25% of his annual base salary. In addition, Mr. Flagg will be granted the option to purchase up to 1% of First United’s then outstanding membership units at a purchase price of $1,000 per unit. In addition, Mr. Flagg will have the option to purchase up to 1% of the total number of membership units offered and sold in any future public offering conducted by First United, at a purchase price equal to the purchase price per unit being offered to investors pursuant to the terms of the public offering. Mr. Flagg will be entitled to fully participate in our employee benefit plans and programs.
On March 6, 2007, we entered into an employment agreement with Lawrence Kamp pursuant to which Mr. Kamp’s employment as our Chief Financial Officer commenced. In consideration of his services, Mr. Kamp will receive an annual base salary of $115,000 and will be eligible for an annual performance bonus of up to 20% of his annual base salary. In addition, Mr. Kamp will be granted the option to purchase up to 1/4 of 1% of First United’s then outstanding membership units at a purchase price of $1,000 per unit. Mr. Kamp will be entitled to fully participate in First United’s employee benefit plans and programs.
See “Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Party Matters” for a description of the securities authorized for issuance under equity compensation plans.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
This report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of the plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” This may occur as a result of many factors, including those set forth in Item 1, “Description of Business—Risk Factors.” The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.
Overview
First United Ethanol, LLC is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. On November 16, 2007, subsequent to our fiscal year end, our members voted to approve the creation of a wholly owned subsidiary named Southwest Georgia Ethanol, LLC (“Southwest Georgia”). The subsidiary has been created for the special purpose of holding the property and assets of First Untied as required by the terms of our long-term debt refinancing arrangement with WestLB.

We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. We are constructing the ethanol plant on approximately 267 acres of real property in Mitchell County Georgia. We expect to exercise our option to purchase the remaining 73 acres at some point prior to our anticipated commencement of plant operations.
In the third quarter of 2007 we revised our project cost estimate by approximately $16,500,000 to a total estimated project cost of approximately $194,540,000 due to increased site improvement costs and additional costs associated with our debt financing. To fully capitalize our project based on our currently anticipated uses of funds, we refinanced our debt with WestLB AG, New York Branch (“WestLB”) in November 2007. On November 20, 2007, First United and Southwest Georgia entered into loan agreements with WestLB and the refinancing was substantially completed on December 6, 2007. The aggregate amount of the loan to Southwest Georgia is approximately $115,000,000. Now that the refinancing of our debt is substantially complete we expect to be capable of fully capitalizing our ethanol plant.
We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plant construction by Fagen, Inc. is currently on track to achieve substantial completion within the 545-day period following the notice to proceed. Extensive civil work is complete, supporting installation of major pieces of equipment in the fermentation, process, distillation and energy areas. Fermentation construction is approximately 40 percent complete, process and energy construction is approximately 25 percent complete, and distillation construction is approximately 45 percent complete. Civil work for the grain unloading pit and the foundation for the main grain silos are complete. As of the date of this report, our project is on schedule and on budget.
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on project development, plant construction and preparing for start-up operations. Due to our successful registered offering and the debt refinancing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. In the event we do not have sufficient cash from our registered offering and debt financing, we may seek additional equity and/or debt financing to complete project capitalization. We estimate that we will need approximately $194,540,000 to complete the project.
Plant construction and start-up of plant operations
We expect to spend the next 12 months working principally on the development and construction of our proposed ethanol plant; the development of a plant site in Mitchell County, Georgia; obtaining the necessary construction and operating permits and preparing for start-up of operations. We expect to hire 45 additional full-time employees before plant operations begin. We plan to fund these activities and initiatives using our registered offering proceeds and our recent debt refinancing. We believe that our existing funds will provide us with sufficient liquidity to fund the developmental, organizational and financing activities necessary to advance our project and permit us to continue these activities through the commencement of operations.
Phase I dirt work and the Phase II utilities work at the plant site are complete. Fagen, Inc. accepted our notice to proceed and has agreed to commence plant construction. Construction of the project is expected to take 16 months from the date construction commences. We anticipate completion of plant construction during fall 2008. During this time frame we plan to negotiate and execute any remaining contracts in connection with the construction and operation of the ethanol plant. We estimate that we will need approximately $194,540,000 to construct and commence operations at the plant, however, unanticipated expenses may arise and our total project cost may increase. The initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.

We entered into a Sitework Contract with Folsom Construction Co. (“Folsom”) on January 17, 2007. Under a separate agreement, Terracon, a geo-technical engineering firm, will oversee and enforce the geological guarantees associated with the site work agreement. Various other engineering firms will oversee and enforce the placement of all roads, rail-beds, utility lines and buildings. We entered into a Natural Gas Facilities agreement with the City of Camilla (“City”) on January 23, 2007, which commenced on March 1, 2007. We also entered into a Natural Gas Supply and Capacity Agreement with the City on January 26, 2007. We agreed to purchase natural gas supplies in the amount of approximately 10,600 MMBtu per day.
On April 27, 2007, we entered into a contract for electric service and an excess facilities charge agreement with Georgia Power Company (“Georgia Power”). The initial term of the contract for electric service shall be five years from the commencement of electric service. During the term of the contract, we will pay monthly charges calculated in accordance with the applicable rules, regulations and rate schedules. Pursuant to the facilities charge agreement, Georgia Power will install facilities on our premises and we will compensate Georgia Power for the cost of installing the facilities in the amount of approximately $1,724,000 plus interest in three annual payments of approximately $656,000. The first annual payment will become due one year after the installation of permanent meter facilities. We will also compensate Georgia Power for the allocated costs of operating and maintaining the facilities and we will pay ongoing annual facilities charges of $95,000.
On May 31, 2007, we entered into a contract with Southern Concrete Construction Co. (“Southern Concrete”). Pursuant to the agreement, Southern Concrete will construct a bridge over the loop track to be constructed at the plant. This includes all labor, materials, and equipment according to Georgia Department of Transportation Specifications Standards to complete this work. Under the terms of the contract, we agreed to pay Southern Concrete a lump sum price of approximately $850,000 to furnish all the materials, and other accessories and services necessary to complete the project in accordance with the conditions stated in the plans. Southern Concrete completed the bridge over the loop track in November 2007.
On June 13, 2007, we entered into a letter agreement for Design and Construction Services of Water Treatment Systems and Fire Protection Systems with Fagen, Inc. Pursuant to the letter agreement, Fagen will design and construct a water pre-treatment system to provide the quantity and quality of water needed to supply the process needs of our anticipated ethanol plant and will also design and construct a fire protection system to meet governmental and insurance requirements. As primary consideration for its services, Fagen, Inc. agrees to complete the work required by the letter agreement on a time and material basis.
On July 9, 2007, we entered into a Risk Management Contract with FCStone, LLC (“FCStone”). Pursuant to the terms of the contract, FCStone will provide a full service price risk management program and grain procurement program. The initial term of the Contract is one year from the date our ethanol plant begins production. During the term of the contract we will pay a monthly fee to FCStone for services and materials provided under the contract. In addition to such fees, we will also pay to FCStone any transaction commissions, fees, services charges or mark-ups arising from options, futures or other risk management or cash commodity transactions executed or brokered through FCStone, its affiliates, or others in accordance with their applicable schedules of rates. FCStone guarantees the rate for exchange-traded futures, options contracts and over-the-counter transactions during the initial term of the contract.
On September 12, 2007, we entered into a Loop Track Construction Contract with Railworks Track Systems, Inc. (“Railworks”). Pursuant to the terms of the contract, Railworks shall commence and complete construction of the proposed loop track serving our site.
On November 9, 2007, we entered into a Railroad Car Lease Agreement with Trinity Industries Leasing Company (“Trinity”). The agreement provides for a lease of one hundred fifty (150) railcars for an initial term of no less than one hundred twenty (120) months at a monthly rental rate of approximately $745 per railcar per month. The agreement also provides for an escalation of the monthly rental rate in the event a railcar travels more than thirty thousand (30,000) miles in any calendar year. As a condition of the lease, we delivered an irrevocable letter of credit in the amount of twelve months rental payments to Trinity by December 15, 2007.

Permitting and Regulatory Activities
We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We anticipate Fagen, Inc. and ICM, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate. The following table is a summary of the permits, approvals and documents that apply to our project.

Permits, Approvals, and Documents
Permit, Approval or Document	Responsible Agency	Status
FEDERAL
Alcohol Fuel Producer’s Permit	Tax and Trade Agency (“TTB”)	Not yet obtained.
Section 10/404 Nationwide General Permit	Army Corps of Engineers	Complete
Fish and Wildlife Coordination Act and the Endangered Species Act Compliance	US Dept. of the Interior, Fish and Wildlife Services (“USFWS”)	Analysis not yet complete.
Section 112(r) Risk Management Plan (“RMP”)	EPA/EPD	Not yet filed.
Process Safety Management Plan (“PSM”)	OSHA	Not yet filed.
Spill Prevention Control and Countermeasure (“SPCC”) Plan	EPA/EPD	Not yet complete.
Emergency Planning and Community Right-to-Know Notification	EPA/EPD	Report not yet submitted.
STATE
Air Quality Permit (“Air Permit”)	Georgia EPD	Issued November 29, 2006
NPDES Industrial Discharge Permit	EPD or City (Pelham)	Tentative approval requested from EPD; application is not yet submitted
NPDES Storm Water General Permit for Construction	EPD	Notice of Intent submitted December 4, 2006
NPDES Storm Water Discharge Permit for Operation	EPD	Not yet obtained.
Storm Water Pollution Prevention Plan (“SWPPP”)	EPD	SWPPP for construction activities submitted December 4, 2006. SWPPP for operations is to be developed.
Permit to Use Groundwater	EPD	Received July 18, 2007
Non-Community Public Water system permit	EPD	Preliminary. Permission to Drill received June 20, 2007.
Historical/Archeological Recommendations	Mitchell County Development Authority	Phase I archeological survey completed by Southwest Archeological Services July 31, 2006.
LOCAL
Building Permits	Mitchell County, Georgia	To be obtained by Design-Build Contractor.

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
We expect ethanol sales to constitute the bulk of our future revenues. Due to the increase in the supply of ethanol from the significant number of ethanol plants that have recently commenced operations and the expansion of current plants, we do not expect ethanol prices to increase from current price levels in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of December 18, 2006, there were 135 operational ethanol plants nationwide that have the capacity to produce approximately 7.4 billion gallons annually. In addition, there are 65 ethanol plants and 9 expansions under construction, which when operational are expected to produce approximately another 6.0 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
President George W. Bush signed the Energy Policy Act of 2005 into law on August 8, 2005. The law includes various provisions that have enhanced both the production and use of ethanol. The provisions impacting the ethanol industry are highlighted by the creation of a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS began at 4 billion gallons in 2006, and was scheduled to increase to 7.5 billion gallons by 2012. However, on December 19, 2007, President George W. Bush signed into law the Energy Independence and Security Act of 2007, which increases the RFS requirement for 2008 to 9 billion gallons. The RFS has spurred significant private investment in the ethanol industry and led to an increase in the number of new plants and an increase in the supply of ethanol.

Technology Developments
A new technology is being used at some ethanol plants to remove corn oil from concentrated thin stillage (a co-product of “dry milling” ethanol processing facilities) which could be used as an animal feed supplement or possibly as an input for biodiesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered in Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of the corn kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or biodiesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of December 11, 2007, United States Department of Agriculture estimated the 2007 corn crop at 13.17 billion bushels, which is 25 percent larger than the 2006 corn crop. Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007. We expect the price of corn to remain at current price levels well into 2008. Although we do not expect to begin operations until fall 2008, we expect some volatility in the price of corn, which could significantly impact our cost of goods sold.
We will be dependent on our supply of corn to produce ethanol and its co-products at our plant. Generally, higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, fluctuations in exchange rates, export prices and supports and the government’s current and anticipated agricultural policy.
The price at which we will purchase corn will depend on prevailing market prices. Southwest Georgia is a corn deficient area and the area immediately surrounding the plant produces a limited amount of corn. Therefore, we expect to be required to obtain corn from other areas of the United States. Our proposed plant site is well situated to receive corn by rail from the corn producing regions of the United States and we expect to benefit from our flexibility in sourcing grain in the event of a crop shortfall in one portion of the corn belt. We view our ability to ship corn from any portion of the corn belt as a competitive advantage when compared to some Midwest ethanol plants that are largely dependant on their ability to buy corn in their local truck market. There is no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. However, the negative impact on profitability resulting from high corn prices will be mitigated, in part, by the increased value of the distillers grains we intend to market, as the price of corn and the price of distillers grains tend to fluctuate in tandem.
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We plan to use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.
Liquidity and Capital Resources
Financial Results
As of September 30, 2007, we have total current assets of $86,979,834 consisting primarily of cash and cash equivalents, and accrued interest receivable. We have current liabilities of $94,237,614 consisting primarily of notes payable, accounts payable and accrued expenses, and accrued interest. Since our inception through September 30, 2007, we have an accumulated loss of $3,982,582. Total members’ equity as of September 30, 2007, was $71,022,758. Since our inception, we have generated no revenue from operations. For the year ended September 30, 2007, and the period from inception to September 30, 2007, we had net losses of $3,553,380 and $3,982,582, respectively, primarily due to start-up business costs.

Project Capitalization
We have issued 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have total proceeds from our two previous private placements of $1,200,000. Our seed capital supplied us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we terminated our escrow agreement and procured our initial debt financing on November 30, 2006. We have subsequently refinanced our debt with WestLB.
We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We also registered units for sale in the states of Georgia, Florida, New York and South Dakota. The registered offering was for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. At September 30, 2007, we had issued approximately $74,010,000 in membership units through our registered offering. We currently have 76,610 membership units outstanding, this includes 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.
Based upon our current total project cost estimate of approximately $194,540,000, we expect our equity and current debt capital sources to meet the anticipated budget required to complete plant construction and begin start-up operations.
In the third quarter ended June 30, 2007, we revised our project cost estimate by approximately $16,500,000 to a total estimated project cost of approximately $194,540,000 due to increased site improvement costs and additional costs associated with our initial debt financing. Accordingly, we refinanced our debt with WestLB. On November 20, 2007, First United and Southwest Georgia entered into loan agreements with WestLB and the refinancing was substantially completed on December 6, 2007. The aggregate amount of the loan to Southwest Georgia is approximately $115,000,000. Now that the refinancing of our debt is substantially complete we expect to be capable of fully capitalizing our ethanol plant. WestLB is now our primary lender thereby superseding Southwest Georgia Farm Credit as the lead lender for our initial financing arrangement.
Estimated Sources of Funds
The following schedule sets forth estimated sources of funds to build and fund the startup operations of our proposed ethanol plant near Camilla, Georgia.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$74,010,000	38.04%
Seed Capital Proceeds (3)	$1,200,000	0.62%
Senior Debt Financing (4)	$100,000,000	51.40%
Operating Line of Credit (5)	$15,000,000	7.71%
Interest Income	$4,330,000	2.23%

Total Sources of Funds	$194,540,000	100.00%

(1)	The amount of equity offering proceeds and current senior debt financing.

(2)	At September 30, 2007, we had raised from investors approximately $74,010,000 through our registered offering.

(3)
We have issued a total of 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have issued a total of 2,600 units in our two private placements in exchange for proceeds of $1,200,000.

(4)	As of December 6, 2007, we had substantially completed our debt financing arrangement with WestLB as the lead lender for approximately $100,000,000 in long term debt.

(5)	As of December 6, 2007, we had substantially completed our arrangement with WestLB for a revolving letter of credit in the amount of approximately$15,000,000.

Estimated Uses of Proceeds
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
We expect the total funding required for the plant to be approximately $194,540,000, which includes approximately $130,478,000, including CCI contingencies, to build the plant and approximately $64,062,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.

Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The fair value of our cash and equivalents approximates their carrying value. It is not currently practicable to estimate the fair value of the notes payable to WestLB nor our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, there is no readily determinable similar instrument on which to base an estimate of fair value.
Employees
Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 additional full-time employees. We currently have four full-time employees. We expect that approximately five of our employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations.
The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-
Time
Position	Personnel
Production Supervisors	4
Operating Workers	17
Compliance Officers	3
Maintenance/Repair Workers	3
Welders	3
Electrical/Electronic Engineering Technicians	2
Lab Manager	1
Lab Assistant	2
Laborers	10
General Manager	1
Plant/Commodity Managers	2
Accounting	1
Office Clerk	1
TOTAL	50
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Employees
We currently have five full-time employees. See “DESCRIPTION OF BUSINESS – Employees.”

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
First United Ethanol, LLC
Camilla, Georgia
We have audited the balance sheet of First United Ethanol, LLC (a development stage company) as of September 30, 2007, and the related statements of operations, changes in members’ equity, and cash flows for the years ending September 30, 2007 and 2006, and for the period from March 9, 2005 (inception) through September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First United Ethanol, LLC as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 and for the period from March 9, 2005 (inception) through September 30, 2005, and for the period from March 9, 2005 (inception) through September 30, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 5 to the accompanying financial statements, effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.
Denver, Colorado
December  28, 2007

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,667,431
Restricted cash and cash equivalents (Note 6)	82,933,902
Accrued interest receivable	378,501

Total current assets	86,979,834

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	92,636
Land	1,005,000
Construction in progress (Note 3)	66,320,839
Less accumulated depreciation	(11,562)

67,406,913

OTHER ASSETS	699,313

RESTRICTED CASH AND CASH EQUIVALENTS	17,774,540

DEFERRED DEBT FINANCING COSTS, net of amortization	2,449,772

$175,310,372

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Notes payable (Note 6)	$82,500,000
Accounts payable and accrued expenses	10,106,372
Accrued interest	1,631,242

Total current liabilities	94,237,614

DEFERRED GRANT PROCEEDS	50,000

SUBORDINATED DEBT	10,000,000

COMMITMENTS AND CONTINGENCIES (Note 3)

MEMBERS’ EQUITY
Membership contributions, 76,610 units issued and outstanding	75,005,340
Deficit accumulated during the development stage	(3,982,582)

71,022,758

$175,310,372

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the period from March 9, 2005
	Year ending	Year ending	(inception) through
	September 30, 2007	September 30, 2006	September 30, 2007

Revenues	$—	$—	$—

Operating expenses
Organizational expenses	—	—	25,145
Start-up expenses	740,000	109,398	979,966
General and administrative expenses	2,077,528	410,294	2,491,276

Total	2,817,528	519,692	3,496,387

Operating loss	(2,817,528)	(519,692)	(3,496,387)

Other income (expense)
Other income	—	16,000	16,000
Interest expense	(6,801,987)	—	(6,801,987)
Interest income	6,066,135	233,657	6,299,792

	(735,852)	249,657	(486,195)

Net loss	$(3,553,380)	$(270,035)	$(3,982,582)

Net loss per unit (Basic and Diluted)	$(56.87)	$(103.86)	$(155.93)

Weighted average units outstanding	62,484	2,600	25,541

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the period from March 9, 2005
	Year ending	Year ending	(inception) through
	September 30, 2007	September 30, 2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,553,380)	$(270,035)	$(3,982,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	9,000	9,000
Depreciation expense	6,835	2,876	9,711
Amortization of prepaid interest expense and deferred financing costs	879,779	—	879,779
Non-cash compensation expense	42,491	—	42,491
Changes in assets and liabilities:
Increase in accrued interest receivable	(2,310,861)	(224,432)	(2,535,293)
Increase in other assets	(560,980)	—	(560,980)
Increase in accounts payable and accrued expenses	660,218	97,830	791,474
Increase in accrued interest	1,631,242	—	1,631,242
Increase in deferred grant proceeds	—	20,000	50,000

Net cash used in operating activities	(3,204,656)	(364,761)	(3,665,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(57,932,393)	(167,399)	(58,106,726)

Net cash used in investing activities	(57,932,393)	(167,399)	(58,106,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	74,012,000	—	75,212,000
Funding of restricted cash balance	(7,671,150)	—	(7,671,150)
Expenditures for debt financing and equity offering costs	(1,841,118)	(241,738)	(2,101,536)

Net cash provided by (used in) financing activities	64,499,732	(241,738)	65,439,314

Increase (decrease) in cash and cash equivalents	3,362,683	(773,898)	3,667,431

Cash and cash equivalents, beginning of period	304,748	1,078,646	—

Cash and cash equivalents, end of period	$3,667,431	$304,748	$3,667,431

Supplemental cash flow information
Cash paid for interest	$5,170,745	$—	$5,170,745

Non-cash investing and financing activities
Contribution of services from Directors	$—	$9,000	$9,000
Proceeds from notes payable received by Bond Trustee	$92,500,000	$	$92,500,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Units	Members Equity

Balance, March 9, 2005		$—

Contributed capital for 600 units at $333.33 per unit, March 2005	600	200,000

Contributed capital for 2000 units at $500.00 per unit, September 2005	2,000	1,000,000

Cost related to contributed capital		(13,692)

Net loss for the period ending September 30, 2005		(159,166)

Members’ equity at September 30, 2005	2,600	$1,027,142

Contribution of services from Directors		9,000

Subscribed units, 66,810 units		66,812,000

Net loss for the year ending September 30, 2006		(270,035)

Members’ equity at September 30, 2006	2,600	$67,578,107

Issuance of subscribed units, 66,810 units	66,810	—

Contributed capital for 7,200 units at $1,000 per unit	7,200	7,200,000

Cost related to contributed capital		(244,460)

Unit-based compensation expense for unit options to employees		42,491

Net loss for the year ending September 30, 2007		(3,553,380)

Members’ equity at September 30, 2007	76,610	$71,022,758

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC, (a development stage Georgia limited liability company) (the “Company”) is located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. Although subject to a number of uncertainties, the Company anticipates completing construction during 2008. As of September 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational, financing, construction and start-up activities.
The Company was formally organized as a limited liability company on March 9, 2005 under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC.
Basis of Presentation
The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.
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
Deferred Debt Financing Costs
Costs incurred related to obtaining the Company’s debt facilities are recorded as deferred offering costs and amortized over the life of the related debt. These costs include direct and incremental costs related to the debt facilities such as legal fees, origination fees, and related costs. As of September 30, 2007, the Company has recorded amortization of approximately $213,000. Subsequent to September 30, 2007, the Company entered into a debt agreement with another entity (see Note 7). Consequently, during the first quarter of fiscal 2008, the Company will write-off approximately $2,049,000 of deferred debt financing costs associated with the debt facilities it has as of September 30, 2007.
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

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
Grant Proceeds
Grant proceeds consist of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Proceeds received are either recognized as other income or used to reduce the basis of depreciable property or equipment acquired, depending on the conditions of the grant. If no conditions are specified in the grant, management recognizes the grant proceeds as other income or a reduction of the basis of depreciable property based on managements assessment of the purpose of the grant. As of September 30, 2007, the Company had received a total of $50,000 in grant proceeds which has been deferred and will be used to reduce the basis of the planned facility.
Organization and Start-up Costs
Organizational and start-up costs are expensed as incurred.
Income Taxes
The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners or members and are taxed at the partner (member) level. Accordingly, no income tax provision has been reflected in these financial statements. The differences between the financial statement basis and tax basis of assets are based on the following:

September 30
2007

Financial statement basis of assets	$175,310,372
Organization and start-up costs capitalized for tax purposes	1,529,630
Income tax basis of assets	$176,840,002

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
Net Income or Loss per Membership Unit
For purposes of calculating basic and diluted net income or loss per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding. Units issuable upon exercise of the employee stock options (see Note 5) have not been included in the computation because their inclusion would have had an antidilutive effect applicable to the loss from operations for all periods presented.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company is currently assessing the impact of adoption of SFAS No.157.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
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
In conjunction with a filing with the U.S. Securities and Exchange Commission, the Company issued 74,010 units at an offering price of $1,000 per unit. The offering was closed in June 2007. All initial funds received for the units were held in escrow until certain conditions of the offering were met. The Company satisfied all conditions required for the release of funds from escrow in November 2006.
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
Design Build Agreement
On November 16, 2006, the Company entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the cost of materials. Fagen, Inc. accepted our notice to proceed on June 7, 2007. The contract price of $125,903,700 has been adjusted by the percentage change in the construction cost index (“CCI”) between the January 2006 CCI referenced in the design-build contract and the June 2007 CCI, which came out to an increase of approximately $4,574,000 for an adjusted total contract price of approximately $130,478,000. Accordingly, CCI adjustment of $4,574,000 is within our budgeted CCI contingency of $6,000,000. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. The Company also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted a notice to proceed with construction, the Company would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will the Company have to pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of June 30, 2007, the Company has paid Fagen, Inc. approximately $50,000,000.
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

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
Agreement with Director
In April 2006, the Company entered into a consulting agreement with a director of the Company. The consulting agreement provides for the director to provide management services and be compensated in the amount of $130,000, payable in two equal installments. The first installment was due and paid in November when the Company executed its definitive documents for debt financing and the second payment is due upon the first production of ethanol for sale.
Agreements with Officers
In September 2006, the Company entered into an employment agreement with the Chief Executive Officer of the Company. The employment agreement can be terminated by the Company or the officer with 90 days written notice and provides for the officer to receive an option to purchase up to 1% of the total outstanding units at the close of the initial equity offering at a purchase price of $1,000 per unit. The officer also has the option to purchase up to 1% of the total units offered or sold in any subsequent public offering at a purchase price equivalent to the terms of any such offering. The option begins to vest in calendar year 2008 and will be fully vested in calendar year 2010, and expense is being recognized from the issuance of the options at the close of the equity offering through the vesting period in 2010.
In March 2007, the Company entered into an employment agreement with the Chief Financial Officer of the Company. The employment agreement can be terminated by the Company or the officer with 90 days written notice and provides for the officer to receive an option to purchase up to 0.25% of the total outstanding units at the close of the initial equity offering at a purchase price of $1,000 per unit. The option begins to vest in calendar year 2008 and will be fully vested in calendar year 2010, and expense is being recognized from the issuance of the options at the close of the equity offering through the vesting period in 2010.
Purchase Commitments
In November 2006, the Company entered into a Memorandum of Understanding with Georgia & Florida Railway, Inc. guaranteeing certain levels of railcar usage in exchange for the upgrading and maintenance of rail trackage. The Company is committed to a minimum railcar usage of 7,500 carloads per year for 5 years, with penalties of $200 per carload for any shortfall if the minimum volume is not met, which begins 4 weeks prior to the beginning of operations.
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
The Company entered into a Natural Gas Facilities Agreement (“Facilities Agreement”) with the City of Camilla, a municipal corporation of the State of Georgia (“the City”), on January 23, 2007. The City holds certain natural gas pipeline transportation rights with Southern Natural Gas Company and the City agreed to construct a new high pressure gas main from Southern’s pipeline to the Company’s ethanol manufacturing facility in Mitchell County, Georgia, including all necessary meters and regulators. The City estimates the cost of the gas main to be approximately $3,500,000. The City intends to enter into a lease purchase arrangement with the Municipal Gas Authority (“MGAG”) to finance the estimated $3,500,000 cost of acquisition, construction and installation of the gas main. The Company has agreed to pay the City a facilities charge each month without regard to its level of gas consumption and without regard to the Company’s continued operation or use of the ethanol plant. The facilities charge will be based upon the proceeds of the assignment by MGAG to a commercial bank of the right to receive payments under the Lease and will be determined upon the closing of the Lease. The parties intend that the Company’s facilities charge will be equal to the rental payments due under the lease which are estimated to be $33,900 per month. The Company agreed to pay the facilities charge commencing March 1, 2007 and continuing month to month thereafter for 120 months or until the closing of the lease at which time the facilities charge will be recalculated.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
The Company also entered into a Natural Gas Supply and Capacity Agreement with the City, on January 26, 2007. Under the agreement, the Company will purchase from the City firm natural gas supplies in the amount of 10,595 MMBtu per day at agreed upon prices listed in the agreement. The Company is required to purchase all of its natural gas requirements from City. The term of the agreement is approximately 10 years and is expected to commence in October of 2008.
The Company entered into a Contract for Electric Service (“Contract for Electric Service”) and an Excess Facilities Charge Agreement (“Facilities Charge Agreement”) with Georgia Power Company (“Georgia Power”), on April 27, 2007. The initial term of the Contract for Electric Service shall be five years from the commencement of electric service and shall continue in effect until terminated by either party. During the term of the Contract for Electric Service, the Company will pay monthly charges calculated in accordance with the applicable rules, regulations and rate schedules. Under the Facilities Charge Agreement, Georgia Power will install facilities on the Company’s premises. The Company will pay Georgia Power for the cost of installing the facilities in the amount of approximately $1,724,000 and interest in three annual payments of approximately $656,000. The first annual payment will become due one year after the installation of permanent meter facilities. The Company will also pay Georgia Power for the allocated costs of operating and maintaining the facilities and shall pay ongoing annual facilities charges of $95,000.
The Company entered into a Letter Agreement for Design and Construction Services of Water Treatment Systems and Fire Protection Systems (“Agreement”) with Fagen, Inc. on June 13, 2007. Pursuant to the Agreement, Fagen will design and construct a water pre-treatment system to provide the quantity and quality of water needed to supply the process needs of the Company’s anticipated ethanol production facility and will also design and construct a fire protection system to meet governmental and insurance requirements. As primary consideration for its services, Fagen agrees to complete the work required by the Agreement on a time and material basis.
The Company entered into a Risk Management Contract with FCStone, LLC on July 9, 2007. Pursuant to the terms of the Contract, FCStone shall provide services to the Company in the implementation of a full service price risk management program and grain procurement program for the Company. The initial term of the Contract is one year from the date the ethanol plant begins production. As of September 30, 2007, the Company had no open positions. The Contract will automatically renew for an additional term of one year unless the Company gives notice of non-renewal. During the term of the Contract, the Company will pay a monthly fee to FCStone for services and materials provided under the Contract. In addition to such fees, the Company shall also pay to FCStone any transaction commissions, fees, services charges or mark-ups arising from options, futures or other risk management or cash commodity transactions executed or brokered through FCStone. FCStone guarantees the rate for exchange-traded futures, options contracts and over-the-counter transactions during the initial term of the Contract.
The Company entered into a Loop Track Construction Contract with Railworks Track Systems, Inc. on September 12, 2007. Pursuant to the terms of the Contract, Railworks will provide services to the Company to commence and complete the proposed loop track serving the Company. Pursuant to the Contract, the Company will pay a sum of approximately $708,000 for the construction services.
NOTE 4. RELATED PARTIES
An Officer and a Director of the Company is also a Senior Vice President and Director at a bank where the Company’s cash is deposited.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
During 2007, the Company also leased certain office space from the same bank on a month to month basis at $950 per month.
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.3% of the outstanding units.
See Note 3 for a description of a consulting agreement with a director of the Company.
NOTE 5. UNIT OPTION PLAN
The Company adopted the First United Ethanol, LLC Membership Unit Option Plan (the Plan) during April 2007. The Plan permits the grant of unit options and units to its employees for up to 2% of the units outstanding as of the close of the Company public offering of Membership Units, or 1,532 units. The Company believes that such awards better align the interests of its employees with those of its members. Option awards are generally granted with an exercise price equal to the market price of the Company’s units at the date of grant; those option awards generally vest based over three to five years of continuous service and have ten-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control or termination without cause (as defined in the Plan).
The Company accounts for options awarded under this Plan in accordance with SFAS No. 123R (Revised 2004), Share-Based Payments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.
The Company’s determination of fair value is affected by the assumptions discussed above that require judgment. As permitted under SFAS No. 123R, the Company uses a Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying security, and the expected dividend on the security.
Because the Company does not have specific historical or implied volatility information available due to its development stage nature, expected volatility is based on the historical, or implied volatility of similar entities with publicly available share or option prices. This methodology is in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107 - “D. Certain Assumptions Used in Valuation Methods.” The expected term represents the estimated average period of time that the options remain outstanding using the “simplified” method, also in accordance with the Securities and Exchange Commission SAB No.107. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.
SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future non-vested option forfeitures at 0% as of September 30, 2007 and incorporated this rate in estimated fair value of employee option grants.

2007

Expected volatility	66%
Expected dividends	—
Expected term (in years)	6
Risk-free rate	5.12%

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
A summary of option activity under the Plan as of September 30, 2007, and changes during the year then ended is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price	Term	Value

Outstanding at October 1, 2006	—	$—		$
Granted	957	1,000	10	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2007	957	$1,000	9.25	$—

Exercisable at September 30, 2007	—	$		$

As of September 30, 2007, there was $571,794 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of 3 years.
NOTE 6. DEBT FINANCING ARRANGEMENT
On November 30, 2006, the Company closed its debt financing arrangement with Southwest Georgia Farm Credit (“SGFC”), in which SGFC arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000 (“Senior Credit Facility”). The Company signed a promissory note and the proceeds were placed in Bond Trustee accounts with Wells Fargo. The note bears interest at a variable rate based on LIBOR plus 350 basis points. SGFC has also extended a revolving line of credit in the amount of $11,000,000 to the Company for commercial purposes in furtherance of its ethanol production facility. The line of credit is evidenced by a promissory note in favor of SGFC. As of September 30, 2007, there were no amounts drawn on the line of credit. The notes with SGFC are collateralized by all of the Company’s assets. In addition, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority has issued $10,000,000 of revenue bonds that have been placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%.
On the date of the closing, approximately $1,620,000 was paid from the Bond Trustee accounts behalf of the Company to pay to certain closing costs and fees. As of September 30, 2007, the Company had not drawn any other principal funds from the Bond Trustee accounts a result of being out of compliance with certain covenants included in the Senior Credit Facility. Included in the Company’s balance sheet as a current liability is $82,500,000 of notes payable related to the Senior Credit Facility. Included in the Company’s balance sheet as a current asset is approximately $82,934,000 of restricted cash and cash equivalents which represents the balance in the Wells Fargo Bond Trustee account as described in the preceding paragraph. Included in the Company’s balance sheet is approximately $10,103,000 of noncurrent restricted cash and cash equivalents which represents the balance in the Regions Bank Bond Trustee account as described in the preceding paragraph. The Company is incurring certain fees and interest on both the Senior Credit facility and its Subordinated Debt facility, as well as earning interest on the related funds. The interest expense and income is recognized as incurred or earned in the Company’s Statement of Operations.
The Senior Credit Facility is a 10 year note with equal principal payments of $2,062,500 due quarterly beginning January 2009. The Subordinated Debt is a 15 year note with annual principal payments beginning in December 2008 of $430,000, $460,000, $495,000, $530,000 and increasing thereafter.
Under the terms of the arrangement, the Company is required to maintain approximately $7,671,000 in a bond reserve fund, which is included as restricted certificates of deposit on the Company’s balance sheet.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
In conjunction with the closing of the debt financing agreements described in the preceding paragraphs, the Company satisfied the conditions required for the release of funds described in Note 2 from the escrow account and has begun to utilize these funds.
NOTE 7. SUBSEQUENT EVENTS
On October 29, 2007, the Company notified Southwest Georgia Farm Credit of its intention to cancel its $82,500,000 debt financing arrangement and $11,000,000 revolving line of credit with Southwest Georgia Farm Credit effective November 20, 2007. In conjunction with the cancellation, the Company repaid the promissory notes with restricted cash and cash equivalents held in the Bond Trustee accounts.
On November 20, 2007, the Company and Southwest Georgia Ethanol, LLC, its newly formed and wholly owned subsidiary, entered into loan agreements with West LB AG, New York Branch (“West LB”). The refinancing was completed on December 6, 2007. The aggregate amount of the loan to Southwest Georgia Ethanol, LLC is approximately $115,000,000. There are two primary loan agreements with WestLB, the Senior Credit Agreement and the Pledge and Security Agreement.
Pursuant to the Senior Credit Agreement between Southwest Georgia Ethanol, LLC and West LB, West LB has made a credit facility available to Southwest Georgia Ethanol, LLC to finance the construction of the ethanol plant. The credit facility includes several types of loans, including construction loans, term loans and working capital loans, each of which have unique terms. The Pledge and Security Agreement among the Company, Southwest Georgia Ethanol, LLC and West LB, provides that the Company, as the sole member of Southwest Georgia Ethanol, LLC, pledges as collateral to West LB a continuing security interest and lien in the assets of the Company, including its equity interest in Southwest Georgia Ethanol, LLC.

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

Item 8B. OTHER INFORMATION.
None.
PART III.
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Identification of Directors, Executive Officers and Significant Employees
In April 2007, Terry Hart resigned from his position on our board of directors and from his position as our Secretary. The board of directors appointed director Bryant Campbell to replace Mr. Hart as our Secretary. As of September 30, 2007, our board of directors consists of the following directors:
Murray Campbell, Chairman and Director. Age 52. For the past five years, Murray Campbell has been a partner in CoveyRise Plantation, a commercial hunting preserve, and Hopeful Peanut Company, a peanut buying company. He previously served as the Georgia representative and Chairman of the National Peanut Board as well as numerous peanut industry committees. Mr. Campbell has been deeply involved in water issues in Georgia serving on several state and regional boards. Mr. Campbell has served as our chairman and a director since our inception.
Tommy L. Hilliard, Vice Chairman and Director. Age 66. For the past six years, Tommy L. Hilliard has served as Senior Vice President and Board Secretary for Planters & Citizens Bank of Camilla, Georgia. In addition, for the past 6 years, he has served as Chairman of the Mitchell County Development Authority and managed W. C. Adams & Sons, a family corporation. Mr. Hilliard also owns and operates a farm in the Camilla area and owns one-third interest in E.H.T. Landholding Company, LLC, a family farming company. He currently serves as a member of the board of directors for the Five County Joint Development Authority and has previously served as a member of the boards of directors for the Mitchell County Schools and Southwest Georgia Economic Development Corporation, the lending arm of the Southwest Georgia Regional Development Commission. Mr. Hilliard has served as our vice-chairman and a director since our inception.
Steve Collins, Treasurer and Director. Age 42. For the past six years, Steve Collins has been engaged in a family farming enterprise in Mitchell County. He also currently serves on the board of the Mitchell County Farm Bureau and Westwood Schools. Mr. Collins has served as our Treasurer and a director since our inception.
Miley Adams, Vice President of Marketing and Director. Age 58. For the past 35 years, Miley Adams has been a farmer in the Camilla area. In addition, Mr. Adams owns and manages farming operations for Joe B. Adams & Sons, Inc. and Adams Poultry. He also serves on the Board of Directors for W.C. Adams & Sons and Adams & Walker, Inc. Mr. Adams has served as our Vice President of Marketing and a director since our inception.

Bryant Campbell, Secretary and Director. Age 58. For the past five years, Bryant Campbell has been a farmer in the Mitchell County, GA. He currently serves as a member of the City Council for Camilla, Georgia. Mr. Campbell is also the former secretary/treasurer and member of the board of directors for Pinecliff Ginn. Mr. Campbell has served as our Assistant Treasurer and a director since our inception.
Thomas H. Dollar, II, Vice President of Operations and Director. Age 47. For the past five years, Thomas H. Dollar has been President and majority owner of Dollar Farm Products Company and Decatur Gin Company of Bainbridge, Georgia. Mr. Dollar is also engaged in a farming operation under the name Dollar Family Farms. Mr. Dollar has served on the boards of the Georgia Soybean Association, Tri River Waterway and Chickasha Oil Mills. He presently is on the board of directors at Park Avenue Bank in Bainbridge, American Peanut Growers Group-Donalsonville, Georgia, Hidden Dunes Condo-Panama City Beach, Florida and Chem-Nut in Albany, Georgia. Mr. Dollar has served as our Vice President of Operations and a director since September 2005.
John B. “Bubba” Johnson, Director. Age 68. For the past five years, John B. “Bubba” Johnson has been a row crop farmer in Mitchell County. He is a member of the board of directors of Mitchell Electric Corp. and a member of the Flint River Planning and Water Policy Council, the Stake Holders Committee for the Flint River Basin and the Camilla Chamber of Commerce. Mr. Johnson is active in Farm Bureau, currently serving as the President of the Mitchell County Farm Bureau, and he previously served on the Georgia Farm Bureau’s Water Commodity Committee, Poultry Committee, and Policy Development Committee. He was also a member of the board of directors of Mitchell Baker Retardation Center, the Mitchell County Hospital Authority, the Mitchell County Zoning Board and Westwood Schools. Mr. Johnson has served as a director since our inception.
J. Harris Morgan, Jr., Director. Age 61. For the past five years, J. Harris Morgan owned and operated Option Care I.V. Pharmacy and Thrift Center Pharmacy. He is also a founder of the Camilla Retirement Village. He also owns and operates J. Harris Morgan Farms, a purebred charolais cattle operation. Mr. Morgan currently serves as the Preceptor for the University of Georgia College of Pharmacy and is a member of the college’s Vision 2003 Board. In 2002, he served as the President of the Georgia Pharmacy Association. Mr. Morgan is a member of the board of directors for the Camilla Chamber of Commerce and the Camilla Boys and Girls Club. Mr. Morgan has served as a director since our inception.
Donald Shirah, Director. Age 64. For the past five years, Donald Shirah has been farming in Mitchell County. He also owns and manages a 2,000 head hog operation. He currently serves as President of the Pinecliff Gin, Vice-President of the Mitchell County Farm Bureau and is a member of the board of directors of the Bank of Camilla. Mr. Shirah has served as a director since our inception.
Kenneth J. Hunnicutt, Director. Age 71. For the past five years, Kenneth J. Hunnicut has been Chairman of American Bank Company. Mr. Hunnicutt is also engaged in farming and cattle operations. He has held leadership positions that include: Chairman and Board of Director for the Georgia’s Bankers Association; Advisory Board for Norfolk Southern; Chairman of Colquitt County Economic Development Corporation; and President of Moultire-Colquitt Chamber of Commerce. Mr. Hunnicutt has been a director since September 2005.
Robert L. Holden, Sr., Director. Age 61. For the past five years, Robert L. Holden has been a co-owner and operator of Grady Ranch, has served on the board of directors of the AgFirst Farm Credit Bank, and has served as director of the Southwest Georgia Agricultural Credit Association in Bainbridge, Georgia. Mr. Holden also serves on the board of directors of Georgia Milk Producers (currently serving as VP), American Dairy Association and Grady County Farm Bureau. Mr. Holden has served as a director since September 2005.
Michael W. Harrell, Director. Age 45. For the past five years, Michael W. Harrell has been President, CEO and majority shareholder of Southwest Georgia Oil Company, Inc. of Bainbridge, Georgia. He is on the board of trustees for Bainbridge College, the Library Foundation, Past President of the Bainbridge-Decatur YMCA, Past Director of the Bainbridge Housing Authority, and a member of the Bainbridge Rotary Club. Mr. Harrell has served as a director since September 2005.
Anthony J. Flagg, Chief Executive Officer. Age 57. Anthony J. Flagg was hired as our CEO on September 25, 2006. Prior to that Mr. Flagg had been employed as the President of Pasta Montana, LLC, a dry pasta manufacturer, from 2003 to the date he accepted the position of CEO with First United. Prior to his employment with Pasta Montana, LLC, Mr. Flagg had been employed as the President of Pendleton Flour Mills, LLC since 1988 and had served as its Vice President from 1983 to 1988. Mr. Flagg has served as our CEO since September 2006.

Lawrence Kamp, Chief Financial Officer. Age 55. Lawrence Kamp was hired as our CFO on March 6, 2007. Prior to that, Mr. Kamp had been employed as the CFO of Agri Ethanol located in Raleigh, North Carolina and prior to his employment with Agri Ethanol, Mr. Kamp was Controller at ConAgra’s Raleigh, North Carolina location. From 2000 to 2005 Mr. Kamp was the Director of Finance at Coca-Cola Bottling plant in Lehigh Valley, Pennsylvania. Mr. Kamp has served as our CFO since March 2007.
Adoption of Code of Ethics
Our board of directors has adopted a code of ethics that applies to our principal executive officer, Tony Flagg and our principal financial officer, Larry Kamp. Both of these individuals signed an acknowledgment of his receipt of our code of ethics. Our code of ethics was filed as Exhibit 14.1 to annual report on Form 10-KSB for fiscal year ended September 30, 2006.
Any person who would like a copy of our code of ethics may contact the Company at (229) 522-2822 or visit our website at www.firstunitedethanol.com. Upon request the Company will provide copies of the code of ethics at no charge to the requestor.
Audit Committee
The audit committee of the board of directors operates under a charter adopted by the board of directors in November 2006. Under the charter, the audit committee must have at least three members. Our audit committee members are Miley Adams, Robert L. Holden, Sr. and Kenneth J. Hunnicutt. The chairperson of the audit committee is Mr. Hunnicutt. The audit committee is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, a majority of our audit committee is independent within the definition of independence provided by NASDAQ rules 4200 and 4350. Mr. Holden serves as our audit committee financial expert. The audit committee held four meetings during the fiscal year ended Septembers 30, 2007.
ITEM 10. EXECUTIVE COMPENSATION
General
Anthony Flagg is currently serving as our Chief Executive Officer and Lawrence Kamp is serving as our Chief Financial Officer. Murray Campbell is our Chairman of the Board.
Employment Agreements
We have an employment agreement dated September 25, 2006, with our CEO, Mr. Flagg, and an employment agreement dated March 6, 2007, with our CFO, Mr. Kamp, but do not have any employment agreement with any other officer or director. In the future, we may enter into additional employment agreements with our officers or other employees that we may hire.
Employment Agreement with Tony Flagg. On September 25, 2006, we entered into an employment agreement with Tony Flagg pursuant to which Mr. Flagg’s employment as our Chief Executive Officer of FUEL commenced. Mr. Flagg will receive an annual base salary of $175,000 and will be eligible for an annual performance bonus of up to 25% of his annual base salary. In addition, Mr. Flagg will be granted the option to purchase up to 1% of our outstanding membership units at a purchase price of $1,000 per unit as of June 8, 2007, the date of the close of our registered offering. In addition, Mr. Flagg will have the option to purchase up to 1% of the total number of membership units offered and sold in any future public offering conducted by First United, at a purchase price equal to the purchase price per unit being offered to investors pursuant to the terms of the public offering. The option agreement setting forth the definitive terms and conditions of the option grant to Mr. Flagg was executed on December 18, 2007.

Mr. Flagg will be entitled to fully participate in FUEL’s employee benefit plans and programs. We will provide Mr. Flagg with the use of an automobile owned or leased by FUEL and we will reimburse Mr. Flagg for all costs he incurs while using the automobile for business or personal purposes. In addition, Mr. Flagg will be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as CEO. Mr. Flagg is also subject to a covenant not to compete with First United within a 200 mile radius of our facilities in Mitchell County, Georgia. The employment agreement may be terminated by either Mr. Flagg or First United without cause upon 90 days advance notice.
As of September 25, 2007, under the terms of his employment agreement, Mr. Flagg is eligible for an annual performance bonus of up to 25% of his annual salary. The bonus is based on the achievement of certain financial performance benchmarks by the company. Mr. Flagg’s achievement of the objectives for each fiscal year will be determined by our compensation committee or the Board of Directors, as applicable, in its sole discretion, within 60 days after the end of each year; and the annual performance bonus will be paid in a lump sum promptly following such determination. Mr. Flagg and the board of directors have agreed that a performance bonus will not be paid until the ethanol plant is operational.
Employment Agreement with Lawrence Kamp. On March 6, 2007, we entered into an employment agreement with Lawrence Kamp for the position of Chief Financial Officer. In consideration of his services, Mr. Kamp will receive an annual base salary of $115,000 and will be eligible for an annual performance bonus of up to 20% of his annual base salary. In addition, Mr. Kamp will be granted the option to purchase up to 1/4 of 1% of our outstanding membership units at a purchase price of $1,000 per unit. The option agreement setting forth the definitive terms and conditions of the options granted to Mr. Kamp was executed on December 18, 2007. Mr. Kamp will be entitled to fully participate in FUEL’s employee benefit plans and programs. Either Mr. Kamp or First United may terminate the agreement without cause upon 90 days advance notice to the other. In connection with the future termination of the agreement, Mr. Kamp will have the obligation not to disclose our confidential information or trade secrets to any person or entity for a period of 12 months following termination of the agreement. Mr. Kamp is also subject to a covenant not to compete with First United within a 200 mile radius of our facilities in Mitchell County, Georgia. The employment agreement may be terminated by either Mr. Kamp or First United without cause upon 90 days advance notice.
As of March 6, 2008, under the terms of his employment agreement, Mr. Kamp is eligible for an annual performance bonus of up to 20% of his annual salary, or up to $23,000. The bonus is based on the achievement of certain financial performance benchmarks by the company. Mr. Kamp’s achievement of the objectives for each fiscal year will be determined by our compensation committee or the Board of Directors, as applicable, in its sole discretion, within 60 days after the end of each year; and the annual performance bonus will be paid in a lump sum promptly following such determination. Mr. Kamp and the board of directors have agreed that a performance bonus will not be paid until the ethanol plant is operational.
Summary Compensation Table. The following table summarizes all compensation paid or payable by the Company during the last two fiscal years to our Chief Executive Officer and our Chief Financial Officer.

						Non-Equity
Name and						Incentive Plan
Principal						Compensation	All Other
Position	Year	Salary		Option Awards		Earnings(3)	Compensation	Total
Anthony J. Flagg, Chief Executive Officer	Fiscal Year 2007	$175,000		$34,010	(4)	$0	$0	$209,010
	Fiscal Year 2006	$5,833	(1)	$0		$0	$0	$5,833
Lawrence Kamp Chief Financial Officer	Fiscal Year 2007	$67,231	(2)	$8,481	(4)	$0	$0	$75,712
	Fiscal Year 2006	$0		$0		$0	$0	$0

(1)	Includes all compensation paid to Mr. Flagg between September 25, 2006, the date he signed the employment agreement with First United, and the end of the last fiscal year, September 30, 2006.

(2)	Includes all compensation paid to Mr. Kamp between March 6, 2007, the date he signed the employment agreement with First United, and the end of the most recent fiscal year, September 30, 2007.

(3)
Mr. Flagg and Mr. Kamp are each eligible for an annual performance bonus. However, both executives and the board of directors have agreed that performance bonuses will not be paid until the ethanol plant is operational.

(4)
Includes a pro rata portion of amounts recognized for financial reporting purposes for the 2007 fiscal year. The Company estimated future non-vested option forfeitures at 0% as of September 30, 2007. Valuation of the fair value of the options and forfeitures were determined in accordance with SFAS 123R. Please see Note 5 to our financial statements for a discussion of the assumptions used in the valuation of our options.

Option Plan and Option Agreements
In April 2007, our Board of Directors adopted a Membership Unit Option Plan (the “Plan”). The Plan permits the company to grant unit options and units to its employees for up to two percent (2%) of the total number of units outstanding at the close of our registered offering, or 1,532 units. In addition, Mr. Flagg will have the option to purchase up to 1% of the total number of membership units offered and sold in any future public offering conducted by First United, at a purchase price equal to the purchase price per unit being offered to investors pursuant to the terms of the public offering. We believe that the awards will better align the performance goals of its employees with those of its members. Option awards are generally granted with an exercise price of $1,000 per unit, and they generally vest over three to five years of continuous service and have ten-year contractual terms. Certain option awards may provide for accelerated vesting if there is a change in control of the Company or the employee is terminated without cause.
On December 18, 2007, we entered into Non-Qualified Membership Unit Option Agreements with our Chief Executive Officer, Anthony Flagg and our Chief Financial Officer, Lawrence Kamp. Mr. Flagg’s option agreement grants him an option to purchase 766 units, which represents 1% of the outstanding units as of the close of our registered offering. Mr. Kamp’s option agreement grants him the option to purchase 191 units, which represents 1/4 of 1% of our outstanding units as of the close of our registered offering. These agreements were entered into in accordance with the Plan as discussed above. All of the option units are initially unvested units. They will become vested over a three-year period from 2008 through 2010. No units became vested in 2007. However, Mr. Flagg and Mr. Kamp may exercise their options to purchase units at any time from the grant date of June 8, 2007 until 10 years thereafter, whether or not the units are vested. If the units are unvested, then the unvested units, if purchased, will be subject to a repurchase option held by the Company unless and until they become vested units. In addition, the Company has a right of first refusal in the event that Mr. Flagg or Mr. Kamp desire to transfer any or all of their vested units to any person other than the Company.
Director Compensation
Except for our project development and consulting agreement with Mr. M. Campbell, our Chairman, we do not compensate any of our directors for their services. Currently, each of our directors is reimbursed for their expenses for attending board meetings. In the future, each of our directors may receive compensation for attending board meetings. The table below sets forth the compensation paid to our Chairman, Mr. M. Campbell during our 2007 fiscal year.

Name	Fees Earned or Paid in Cash		Total
Murray Campbell	$65,000	(1)	$65,000

(1)	Paid pursuant to the project development and consulting agreement dated April 28, 2006.

On April 28, 2006, we entered into a project development and consulting agreement with our chairman, Murray Campbell. Under the agreement, Mr. M. Campbell will provide project development and consulting services through construction and initial start-up of the project in exchange for an aggregate fee of $130,000. We have already paid one-half of the total fee or $65,000 to Mr. M. Campbell and we will pay the balance when the ethanol plant starts production.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
The following table sets forth the outstanding equity awards of our Chief Executive Officer and our Chief Financial Officer as of our September 30, 2007 fiscal year end.

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised	Per Unit
Name and	Options		Options	Option
Principal Position	Exercisable		Unexercisable	Exercise Price	Option Expiration Date
Anthony J. Flagg, Chief Executive Officer	766	(1)	0	$1,000	June 8, 2017
Lawrence Kamp Chief Financial Officer	191	(1)	0	$1,000	June 8, 2017

(1)
As of September 30, 2007, none of the option units were vested. No units will become vested until 2008. Under the terms of the option agreements, any exercise remains subject to a repurchase option held by the Company unless and until they become vested units.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
As of September 30, 2007, the following beneficial owners owned or held 5% or more of our outstanding membership units:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class
Membership Units	Ethanol Capital Group, LLC 5151 E. Broadway Ste. 510 Tucson, AZ 85711	5,000 units	6.45%
Membership Units	Green Capital, LLC 8501 E. Willow Ridge Sioux Falls, SD 57110	5,000 units	6.45%

(2)
Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. The percentage of class is calculated based on the total number of units currently outstanding plus the number of units for which options may be exercised.

SECURITY OWNERSHIP OF MANAGEMENT
As of our fiscal year ended September 30, 2007, we had no equity compensation plan in place and accordingly none of our directors have received our membership units or options to purchase such units as compensation. As of September 30, 2007, members of our board of directors and executive officers own membership units as follows:

	Name of	Amount and Nature	Percent of Class
Title of Class	Beneficial Owner(1)	of Beneficial Owner	at 2007 Year End
Membership Units	Murray Campbell	380 units	0.49%
Membership Units	Tommy L. Hilliard	250 units	0.32%
Membership Units	Steve Collins	155units	0.20%
Membership Units	Terry Hart	40 units	0.05%
Membership Units	Miley Adams	200 units	0.26%
Membership Units	Bryant Campbell	250 units	0.32%
Membership Units	John B. Johnson	180 units	0.23%
Membership Units	J. Harris Morgan	400 units	0.52%
Membership Units	Donald Shirah	150 units	0.20%
Membership Units	Kenneth J. Hunnicutt	100 units	0.13%
Membership Units	Robert L. Holden, Sr.	250 units	0.32%
Membership Units	Thomas H. Dollar, II (2)	1,300 units	1.68%
Membership Units	Michael W. Harrell (3)	600 units	0.77%
Membership Units	Anthony J. Flagg, CEO (4)	766 units	0.99%
Membership Units	Lawrence Kamp, CFO (5)	191 units	0.25%
	Totals:	5,212 units	6.73%

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
(3)  Units beneficially owned by Southwest Georgia Oil Company Inc. Our director Michael W. Harrell is the president.
(4)  Reflects options to purchase Units issued to Mr. Flagg pursuant to the Option Plan and Option Agreement. The percentage of class is calculated based on the total number of units currently outstanding plus the number of units for which options may be exercised.
(5)  Reflects options to purchase Units issued to Mr. Kamp pursuant to the Option Plan and Option Agreement. The percentage of class is calculated based on the total number of units currently outstanding plus the number of units for which options may be exercised.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Since our inception, we have entered into transactions with related parties. Our initial directors constitute our founding members. As such, we currently do not have outside directors or unaffiliated unit holders to evaluate related party transactions.
The following members of our board of directors meet the definition of independent director set forth by NASDAQ: Miley Adams, Murray Campbell, Steve Collins, Bryant Campbell, Donald Shirah, J. Harris Morgan, Jr., Tommy Hilliard, John B. Johnson, Thomas H. Dollar, II, Mike Harrell, Robert L. Holden, Sr. and Kenneth Jack Hunnicutt.

ITEM 13. EXHIBITS
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.37	Sitework Contract with Folsom Construction Co. dated January 17, 2007	1

10.38	Natural Gas Facilities Agreement with the City of Camilla, Georgia dated January 23, 2007	2

10.39	Natural Gas Supply and Capacity Agreement with the City of Camilla, Georgia dated January 26, 2007	2

10.40	Ethanol Marketing Contract with Eco-Energy, Inc. dated December 29, 2006	3

10.41	Employment Agreement with Larry Kamp dated March 6, 2007	4

10.42	2007 Membership Unit Option Plan adopted on April 11, 2007	5

10.43	Change Order #1 to Sitework Contract dated May 11, 2007	6

10.44	Letter Agreement for Design and Construction of the Water Pre-Treatment System and Fire Protection System dated June 13, 2007 with Fagen, Inc.	7

10.45	Contract with Southern Concrete Construction Company dated May 31, 2007	7

10.46	Risk Management Agreement with FCStone dated July 9, 2007.+	8

10.47	Contract with Railworks Track Systems, Inc. dated September 12, 2007	9

10.48	Railroad Car Lease Agreement with Trinity Industries Leasing Company dated November 5, 2007.	10

10.49	Pledge and Security Agreement with WestLB dated November 20, 2007.	*

10.50	Senior Credit Agreement with WestLB dated November 20, 2007.	*

10.51	Membership Unit Option Agreement with Mr. Flagg dated December 18, 2007	*

10.52	Membership Unit Option Agreement with Mr. Kamp dated December 18, 2007	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on January 23, 2007.

(2)	Incorporated by reference to Exhibit 99.1 and Exhibit 99.2 in Form 8-K filed on January 31, 2007.

(3)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed on February 14, 2007.

(4)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on March 12, 2007.

(5)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on April 17, 2007.

(6)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on May 16, 2007.

(7)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed on August 14, 2007.

(8)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on September 13, 2007.

(9)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on September 18, 2007.

(10)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on November 16, 2007.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The aggregate fees billed by the principal independent public accountants (Hein & Associates LLP) to the Company for the fiscal year ended September 30, 2007, as follows:

Category	Year	Fees
Audit Fees	2007	$90,000
	2006	$39,455
	2005	$30,000
Audit-Related Fees	2007	0
	2006	$11,960
	2005	0
Tax Fees	2007	0
	2006	0
	2005	0
All Other Fees	2007	0
	2006	0
	2005	0
Prior to engagement of the principal accountant to perform audit services for the Company, the principal accountant was pre-approved by our Board of Directors, who was acting as our Audit Committee at the time, pursuant to Company policy requiring such approval.
One hundred percent of all audit, audit-related and tax services were pre-approved by our Audit Committee.

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

Date:	December 28, 2007	/s/ Anthony J. Flagg Anthony J. Flagg
Chief Executive Officer

Date:	December 28, 2007	/s/ Lawrence Kamp Lawrence Kamp
Chief Financial Officer

Date:	December 28, 2007	/s/ Murray Campbell Murray Campbell, Chairman and Director

Date:	December 28, 2007	/s/ Miley Adams Miley Adams, VP of Marketing and Director

Date:	December 28, 2007	/s/ Steve Collins Steve Collins, Treasurer and Director

Date:	December 28, 2007	/s/ Bryant Campbell Bryant Campbell, Secretary and Director

Date:	December 28, 2007	Donald Shirah, Director

Date:	December 28, 2007	/s/ J. Harris Morgan, Jr. J. Harris Morgan, Jr., Director

Date:	December 28, 2007	Tommy Hilliard, Vice Chairman and Director

Date:	December 28, 2007	John B. Johnson, Director

Date:	December 28, 2007	/s/ Thomas H. Dollar, II Thomas H. Dollar, II, VP of Operations and Director

Date:	December 28, 2007	/s/ Mike Harrell Mike Harrell, Director

Date:	December 28, 2007	/s/ Robert L. Holden, Sr. Robert L. Holden, Sr., Director

Date:	December 28, 2007	/s/ Kenneth Jack Hunnicutt Kenneth Jack Hunnicutt, Director

EXHIBIT INDEX

Exhibit
No.	Description

10.49	Pledge and Security Agreement with WestLB dated November 20, 2007.

10.50	Senior Credit Agreement with WestLB dated November 20, 2007.

10.51	Membership Unit Option Agreement for Mr. Flagg dated December 18, 2007

10.52	Membership Unit Option Agreement for Mr. Kamp dated December 18, 2007

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350