Form 10QSB/A
period 2006-12-31
FIRST UNITED ETHANOL LLC
filed 2008-01-22
CIK 1346222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 2)

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

Explanatory Note Regarding Amendment No. 2

This Amendment No. 2 to the Quarterly Report on Form 10-QSB/A of First United Ethanol, LLC (the “Company”) for the quarter ended December 31, 2006, is being filed for the purpose of amending and restating Items 1, 3 and 6 for the adjustments made to reflect that the financial statements presented in this Amendment No. 2 to our quarterly report are restated (Item 1), to modify our discussion concerning the effectiveness of our controls and procedures (Item 3) and to include presently dated certifications from our Chief Executive Officer and Chief Financial Officer.

On December 28, 2007 we filed Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006 for the purpose of amending and restating Items 1, 2, 3 and 6 for the adjustments made to reflect promissory notes signed in conjunction with the Company’s Senior and Subordinated credit facilities and the related proceeds held in Bond Trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended in this Amendment No. 2, are set forth herein. In addition to the filing of this Amendment No. 2 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company’s Form 10-QSB/A (Amendment No. 1) is unchanged and is reproduced in its entirety in this Amendment No. 2. This report speaks as of the original filing date of the Form 10-QSB and has not been updated to reflect events occurring subsequent to the original reporting date.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

December 31, 2006
(Restated)
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

71,745,212

$164,905,265

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
			March 9, 2005
	Three months ending	Three months ending	(inception) through
	December 31, 2006	December 31, 2005	December 31, 2006
	(Restated)		(Restated)

Revenues	$—	$—	$—

Operating expenses
Organizational expenses	—	—	25,145
Start-up expenses	740,000	55,586	979,966
General and administrative expenses	369,099	66,807	782,846

Total	1,109,099	122,393	1,787,957

Operating loss	(1,109,099)	(122,393)	(1,787,957)

Other income (expense)
Other income	—	—	16,000
Interest expense	(753,954)	—	(753,954)
Interest income	944,617	1,222	1,178,274

	190,663	1,222	440,320

Net loss	$(918,436)	$(121,171)	$(1,347,637)

Net loss per unit (Basic and Diluted)	$(36.47)	$(46.60)	$(263.11)

Weighted average units outstanding	25,182	2,600	5,122

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
			March 9, 2005
	Three months ending	Three months ending	(inception) through
	December 31, 2006	December 31, 2005	December 31, 2006
	(Restated)		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(918,436)	$(121,171)	$(1,347,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	3,100	9,000
Amortization of deferred debt financing and prepaid interest	279,722		279,722
Depreciation expense	4,604	420	7,480
Changes in assets and liabilities:
Decrease in accrued interest receivable	(385,348)	—	(609,780)
Increase in other assets	(2,692,669)	—	(2,692,669)
Increase in accounts payable and accrued expenses	478,797	67,090	610,053
Increase in deferred grant proceeds	—	20,000	50,000

Net cash used in operating activities	(3,233,330)	(30,561)	(3,693,831)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,525,532)	(8,100)	(8,699,865)

Net cash used in investing activities	(8,525,532)	(8,100)	(8,699,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	72,142,000	—	73,342,000
Funding of restricted cash balance	(7,671,150)	—	(7,671,150)
Expenditures for debt financing and equity offering costs	(1,806,366)	(55,805)	(2,066,784)

Net cash provided by (used in) financing activities	62,664,484	(55,805)	63,604,066

Increase (decrease) in cash and cash equivalents	50,905,622	(94,466)	51,210,370

Cash and cash equivalents beginning of period	304,748	1,075,646	—

Cash and cash equivalents end of period	$51,210,370	$981,180	$51,210,370

Non-cash investing and financing activities
Contribution of services from Directors	$—	$3,100	$9,000
Proceeds from notes payable received by Bond Trustee	$92,500,000	$—	$92,500,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
Notes to Restated Financial Statements
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
Notes to Restated Financial Statements
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
Notes to Restated Financial Statements
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
Notes to Restated Financial Statements
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
Notes to Restated Financial Statements
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
Notes to Restated Financial Statements
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

Item 3. Controls and Procedures

Management of First United Ethanol is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting and for the assessment of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. Our disclosure controls and procedures and our internal control system over financial reporting are processes designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles as well as the accompanying disclosures contained in our periodic reports filed with the Securities and Exchange Commission. All disclosure controls and procedures and internal controls systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

First United Ethanol’s management, primarily First United Ethanol’s Chief Executive Officer and Chief Financial Officer, originally evaluated the effectiveness of First United Ethanol’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this quarterly report. Based on their initial evaluation of our disclosure controls and procedures, they originally concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and ensures that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to the end of the period covered by this quarterly report, our management and our audit committee concluded that during the period covered by this report, there were deficiencies that existed in the design or operation of our disclosure controls and procedures and our internal control over financial reporting that adversely affected our disclosure controls and that are to be considered “material weaknesses.” This determination impacted our management’s original conclusion that our disclosure controls and procedures and internal control over financial reporting was effective during the period covered by this quarterly report. In this amended quarterly report, our Chief Executive Officer and Chief Financial Officer, are restating their conclusions concerning the effectiveness of our disclosure controls and procedures and our internal control over financial reporting to state that they are now concluding that, due to the material weaknesses described below, our disclosure controls and procedures and internal control systems were not operating effectively during the period covered by this quarterly report. Specifically, the flow of information and documentation to our accounting department and management was not sufficient to ensure a timely review and appropriate accounting. There were several adjustments related to the financial statements that were proposed and recorded, as well as revisions that were made, due to items that were not identified by our disclosure controls and procedures and our internal control systems. These included adjustments required to the financial statements related to the recording of the promissory notes signed in connection with our senior and subordinated credit facilities and the related proceeds held in bond trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs. Although each such proposed adjustment or revision, when taken alone, would likely not be considered to be a material weakness, we have determined that the number of changes and the nature of the items, when taken together, are considered to be a material weakness.

Our management is working with our audit committee to identify and implement corrective actions where required to improve our disclosure controls and procedures and our internal controls, including the enhancement of our reporting systems and procedures. Specifically, we have implemented a more sophisticated accounting software system to track our financial activities and we have dedicated personnel to operate the system. In addition, we have developed reconciliation procedures for financial transactions and our accounting systems and we are presenting the information generated from these reconciliations to our board of directors on a monthly basis. In the future, we intend to hire additional personnel qualified in the areas of accounting and financial management to assist our Chief Financial Officer. We also intend to more frequently engage an external accounting firm to assist us with our review of financial information relative to our financing arrangements. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remedied until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED ETHANOL, LLC
Date: January 22, 2008	/s/ Murray Campbell
Murray Campbell, Chairman
Principal Executive Officer

Date: January 22, 2008	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350