Form 10QSB/A
period 2007-03-31
FIRST UNITED ETHANOL LLC
filed 2008-01-22
CIK 1346222

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

This Amendment No. 2 to the Quarterly Report on Form 10-QSB/A of First United Ethanol, LLC (the “Company”) for the quarter ended March 31, 2007, is being filed for the purpose of amending and restating Items 1, 3 and 6 for the adjustments made to reflect that the financial statements presented in this Amendment No. 2 to our quarterly report are restated (Item 1), to modify our discussion concerning the effectiveness of our controls and procedures (Item 3) and to include presently dated certifications from our Chief Executive Officer and Chief Financial Officer.

On December 28, 2007 we filed Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 for the purpose of amending and restating Items 1, 2, 3 and 6 for the adjustments made to reflect promissory notes signed in conjunction with the Company’s Senior and Subordinated credit facilities and the related proceeds held in Bond Trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

March 31, 2007
(Restated)
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

71,693,578

$165,568,566

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period
					from March 9,
					2005
	Three months	Three months	Six months	Six months	(inception)
	ending	ending	ending	ending	through
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
	(Restated)		(Restated)		(Restated)

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organizational expenses	—	—	—	—	25,145
Start-up expenses	—	18,901	740,000	74,487	979,966
General and administrative expenses	427,934	73,409	797,033	140,216	1,210,780

Total	427,934	92,310	1,537,033	214,703	2,215,891

Operating loss	(427,934)	(92,310)	(1,537,033)	(214,703)	(2,215,891)

Other income (expense)
Other income		9,000	—	9,000	16,000
Interest expense	(2,039,496)	—	(2,793,450)	—	(2,793,450)
Interest income	1,850,794	3,376	2,795,411	4,598	3,029,068

	(188,702)	12,376	1,961	13,598	251,618

Net loss	$(616,636)	$(79,934)	$(1,535,072)	$(201,105)	$(1,964,273)

Net loss per unit (Basic and Diluted)	$(8.43)	$(30.74)	$(31.39)	$(77.35)	$(148.11)

Weighted average units outstanding	73,136	2,600	48,896	2,600	13,262

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
			March 9, 2005
	Six months ending	Six months ending	(inception) through
	March 31, 2007	March 31, 2006	March 31, 2007
	(Restated)		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,535,072)	$(201,105)	$(1,964,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	9,000	9,000
Amortization of deferred debt financing and prepaid interest	1,118,886	—	1,118,886
Depreciation expense	5,460	1,120	8,336
Changes in assets and liabilities:
Decrease in accrued interest receivable	(1,528,451)	—	(1,752,883)
Increase in other assets	(2,649,310)	—	(2,649,310)
Increase in accounts payable and accrued expenses	(36,611)	52,419	94,645
Increase in accrued interest	1,230,343	—	1,230,343
Increase in deferred grant proceeds	—	20,000	50,000

Net cash used in operating activities	(3,394,755)	(118,566)	(3,855,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,838,655)	(45,107)	(12,012,988)

Net cash used in investing activities	(11,838,655)	(45,107)	(12,012,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	72,707,000	—	73,907,000
Funding of restricted cash balance	(7,671,150)	—	(7,671,150)
Expenditures for deferred debt financing and equity offering costs	(1,806,366)	(119,342)	(2,066,784)

Net cash provided by (used in) financing activities	63,229,484	(119,342)	64,169,066

Increase (decrease) in cash and cash equivalents	47,996,074	(283,015)	48,300,822

Cash and cash equivalents, beginning of period	304,748	1,078,646	—

Cash and cash equivalents, end of period	$48,300,822	$795,631	$48,300,822

Supplemental cash flow information
Cash paid for interest	$1,563,107	$—	$1,563,107

Non-cash investing and financing activities
Contribution of services from Directors	$—	$9,000	$9,000
Proceeds from notes payable received by Bond Trustee	$92,500,000	$—	$92,500,000
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