Form 10QSB/A
period 2007-06-30
FIRST UNITED ETHANOL LLC
filed 2008-01-22
CIK 1346222

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

This Amendment No. 2 to the Quarterly Report on Form 10-QSB/A of First United Ethanol, LLC (the “Company”) for the quarter ended June 30, 2007, is being filed for the purpose of amending and restating Items 1, 3 and 6 for the adjustments made to reflect that the financial statements presented in this Amendment No. 2 to our quarterly report are restated (Item 1), to modify our discussion concerning the effectiveness of our controls and procedures (Item 3) and to include presently dated certifications from our Chief Executive Officer and Chief Financial Officer.

On December 28, 2007 we filed Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 for the purpose of amending and restating Items 1, 2, 3 and 6 for the adjustments made to reflect promissory notes signed in conjunction with the Company’s Senior and Subordinated credit facilities and the related proceeds held in Bond Trustee accounts, the interest expense and interest income associated with these notes and proceeds, and to expense certain costs previously capitalized as deferred debt financing costs.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

June 30, 2007
(Restated)
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

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	Nine months	Nine months	March 9, 2005
	ending	ending	(inception) through
	June 30, 2007	June 30, 2006	June 30, 2007
	(Restated)		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,203,149)	$(291,974)	$(2,632,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	9,000	9,000
Amortization of deferred debt financing costs and prepaid interest	1,958,050		1,958,050
Depreciation expense	6,836	1,998	9,712
Changes in assets and liabilities:
Increase in accrued interest receivable	(2,688,779)	—	(2,913,211)
Increase in other assets	(2,563,863)	—	(2,563,863)
Increase in accounts payable and accrued expenses	(34,132)	78,003	97,124
Increase in accrued interest	438,715	—	438,715
Increase in deferred grant proceeds	—	20,000	50,000

Net cash used in operating activities	(5,086,322)	(182,973)	(5,546,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,064,170)	(74,530)	(17,238,503)

Net cash used in investing activities	(17,064,170)	(74,530)	(17,238,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	73,997,000	—	75,197,000
Funding of restricted cash balance	(7,671,150)	—	(7,671,150)
Expenditures for deferred debt financing and equity offering costs	(1,806,366)	(223,917)	(2,066,784)

Net cash provided by (used in) financing activities	64,519,484	(223,917)	65,459,066

Increase (decrease) in cash and cash equivalents	42,368,992	(481,420)	42,673,740

Cash and cash equivalents, beginning of period	304,748	1,078,646	—

Cash and cash equivalents, end of period	$42,673,740	$597,226	$42,673,740

Supplemental cash flow information
Cash paid for interest	$4,408,035	$—	$4,408,035

Non-cash investing and financing activities
Contribution of services from Directors	$—	$9,000	$9,000
Proceeds from notes payable received by Bond Trustee	$92,500,000	$—	$92,500,000
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