Form 10KSB/A
period 2007-09-30
FIRST UNITED ETHANOL LLC
filed 2008-01-22
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Explanatory Note:
This Amendment No. 1 to the Annual Report on Form 10-KSB/A of First United Ethanol, LLC (the “Company”) for the fiscal year ended September 30, 2007, is being filed for the purpose of amending and restating Items 8A and 13 for the adjustments made to modify our discussion concerning the effectiveness of our controls and procedures (Item 8A) and to include presently dated certifications from our Chief Executive Officer and Chief Financial Officer (Item 13).
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such items, as amended in this Amendment No. 1, are set forth herein. In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company’s Form 10-KSB is unchanged and is reproduced in its entirety in this Amendment No. 1. This report speaks as of the original filing date of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original reporting date.

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

First United Ethanol’s management, primarily First United Ethanol’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of First United Ethanol’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this annual report. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures were not sufficient to ensure that our accounting department would receive or review internal information on a timely basis. There were deficiencies that existed in the design or operation of our disclosure controls and procedures and our internal control over financial reporting that adversely affected our disclosure controls and that are to be considered “material weaknesses.” In this amended annual report, our Chief Executive Officer and Chief Financial Officer, are modifying their disclosure concerning the effectiveness of our disclosure controls and procedures and our internal control over financial reporting to provide a more detailed explanation of how our disclosure controls and procedures and internal control systems were not operating effectively during the period covered by this annual report and management’s anticipated corrective actions. Specifically, the flow of information and documentation to our accounting department and management was not sufficient to ensure a timely review and appropriate accounting.

Our management is working with our audit committee to identify and implement corrective actions where required to improve our disclosure controls and procedures and our internal controls, including the enhancement of our reporting systems and procedures. Specifically, we have implemented a more sophisticated accounting software system to track our financial activities and we have dedicated personnel to operate the system. In addition, we have developed reconciliation procedures for financial transactions and our accounting systems and we are presenting the information generated from these reconciliations to our board of directors on a monthly basis. In the future, we intend to hire additional personnel qualified in the areas of accounting and financial management to assist our Chief Financial Officer. We also intend to more frequently engage an external accounting firm to assist us with our review of financial information relative to our financing arrangements. We believe these actions will remediate the material weakness by focusing additional attention and resources on our internal accounting functions. However, the material weakness will not be considered remedied until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

During the period covered by this annual report, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13. EXHIBITS
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.37	Sitework Contract with Folsom Construction Co. dated January 17, 2007	1

10.38	Natural Gas Facilities Agreement with the City of Camilla, Georgia dated January 23, 2007	2

10.39	Natural Gas Supply and Capacity Agreement with the City of Camilla, Georgia dated January 26, 2007	2

10.40	Ethanol Marketing Contract with Eco-Energy, Inc. dated December 29, 2006	3

10.41	Employment Agreement with Larry Kamp dated March 6, 2007	4

10.42	2007 Membership Unit Option Plan adopted on April 11, 2007	5

10.43	Change Order #1 to Sitework Contract dated May 11, 2007	6

10.44	Letter Agreement for Design and Construction of the Water Pre-Treatment System and Fire Protection System dated June 13, 2007 with Fagen, Inc.	7

10.45	Contract with Southern Concrete Construction Company dated May 31, 2007	7

10.46	Risk Management Agreement with FCStone dated July 9, 2007.+	8

10.47	Contract with Railworks Track Systems, Inc. dated September 12, 2007	9

10.48	Railroad Car Lease Agreement with Trinity Industries Leasing Company dated November 5, 2007.	10

10.49	Pledge and Security Agreement with WestLB dated November 20, 2007.	11

10.50	Senior Credit Agreement with WestLB dated November 20, 2007.	11

10.51	Membership Unit Option Agreement with Mr. Flagg dated December 18, 2007	11

10.52	Membership Unit Option Agreement with Mr. Kamp dated December 18, 2007	11

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on January 23, 2007.

(2)	Incorporated by reference to Exhibit 99.1 and Exhibit 99.2 in Form 8-K filed on January 31, 2007.

(3)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed on February 14, 2007.

(4)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on March 12, 2007.

(5)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on April 17, 2007.

(6)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on May 16, 2007.

(7)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed on August 14, 2007.

(8)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on September 13, 2007.

(9)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on September 18, 2007.

(10)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on November 16, 2007.

(11)	Incorporated by reference to the exhibit of the same number in Form 10-KSB filed on December 28, 2007.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

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

Date:	January 22, 2008	/s/ Murray Campbell Murray Campbell, Chairman
Principal Executive Officer

Date:	January 22, 2008	/s/ Lawrence Kamp Lawrence Kamp
Chief Financial Officer

Date:	January 22, 2008	/s/ Miley Adams Miley Adams, VP of Marketing and Director

Date:	January 22, 2008	/s/ Steve Collins Steve Collins, Treasurer and Director

Date:	January 22, 2008	/s/ Bryant Campbell Bryant Campbell, Secretary and Director

Date:	January 22, 2008	/s/ Donald Shirah Donald Shirah, Director

Date:		J. Harris Morgan, Jr., Director

Date:	January 22, 2008	/s/ Tommy Hilliard Tommy Hilliard, Vice Chairman and Director

Date:	January 22, 2008	/s/ John B. Johnson John B. Johnson, Director

Date:	January 22, 2008	/s/ Thomas H. Dollar, II Thomas H. Dollar, II, VP of Operations and Director

Date:		Mike Harrell, Director

Date:		Robert L. Holden, Sr., Director

Date:	January 22, 2008	/s/ Kenneth Jack Hunnicutt Kenneth Jack Hunnicutt, Director

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350