Form 10QSB
period 2007-12-31
FIRST UNITED ETHANOL LLC
filed 2008-02-13
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended December 31, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from       to       .
Commission file number 000-53039
FIRST UNITED ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	20-2497196 (I.R.S. Employer Identification No.)
4615 Back Nine Road, Pelham, Georgia 31779
(Address of principal executive offices)
(229) 522-2822
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of February 1, 2008 there were 76,610 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$152,458

Total current assets	152,458

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	96,288
Land	1,005,000
Construction in progress (Note 3)	94,383,571
Less accumulated depreciation	(16,687)

95,468,172

OTHER ASSETS	120,477

RESTRICTED CASH AND CASH EQUIVALENTS	1,487,843

DEFERRED DEBT FINANCING COSTS, net of amortization	6,191,015

$103,419,965

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	16,692,570
Accrued interest	109,561

Total current liabilities	16,802,131

DEFERRED GRANT PROCEEDS	50,000

DERIVATIVE INSTRUMENTS	285,111

LONG-TERM DEBT	19,425,374

COMMITMENTS AND CONTINGENCIES (Note 3)

MEMBERS’ EQUITY
Membership contributions, 76,610 units issued and outstanding	75,049,324
Deficit accumulated during the development stage	(8,191,975)

66,857,349

$103,419,965

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months	For the period from March
	Three months ending	ending December	9, 2005 (inception) through
	December 31, 2007	31, 2006	December 31, 2007

Revenues	$—	$—	$—

Operating expenses
Organizational expenses	—	—	25,145
Start-up expenses	—	740,000	979,966
General and administrative expenses	710,974	369,099	3,202,250

Total	710,974	1,109,099	4,207,361

Operating loss	(710,974)	(1,109,099)	(4,207,361)

Other income (expense)
Other income	—	—	16,000
Interest expense	(4,014,360)	(753,954)	(10,816,347)
Interest income	515,941	944,617	6,815,733

	(3,498,419)	190,663	(3,984,614)

Net loss	$(4,209,393)	$(918,436)	$(8,191,975)

Net loss per unit (Basic and Diluted)	$(54.95)	$(36.47)	$(272.01)

Weighted average units outstanding	76,610	25,182	30,116

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months	Three months	For the period from March
	ending December 31,	ending December 31,	9, 2005 (inception) through
	2007	2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,209,393)	$(918,436)	$(8,191,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	—	9,000
Depreciation expense	5,125	4,604	14,836
Amortization of prepaid interest expense and deferred financing costs	2,655,646	279,722	3,535,425
Non-cash compensation expense	43,984	—	86,475
Unrealized losses on derivative instruments	285,111		285,111
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	270,341	(385,348)	(2,264,952)
(Increase) decrease in other assets	62,015	(2,692,669)	(498,964)
Increase (decrease) in accounts payable and accrued expenses	(2,430,736)	478,797	(1,639,262)
Increase (decrease) in accrued interest	(309,884)	—	1,321,358
Increase in deferred grant proceeds	—	—	50,000

Net cash used in operating activities	(3,627,791)	(3,233,330)	(7,292,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,886,971)	(8,525,532)	(68,993,697)

Net cash used in investing activities	(10,886,971)	(8,525,532)	(68,993,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	—	72,142,000	75,212,000
Proceeds from issuance of notes payable	9,425,374	—	9,425,374
Release (funding) of restricted cash balance	7,454,483	(7,671,150)	(216,667)
Expenditures for debt financing and equity offering costs	(5,880,068)	(1,806,366)	(7,981,604)

Net cash provided by financing activities	10,999,789	62,664,484	76,439,103

Increase (decrease) in cash and cash equivalents	(3,514,973)	50,905,622	152,458

Cash and cash equivalents, beginning of period	3,667,431	304,748	—

Cash and cash equivalents, end of period	$152,458	$51,210,370	$152,458

Supplemental cash flow information
Cash paid for interest	$2,880,396	$—	$8,051,141

Non-cash investing and financing activities
Contribution of services from Directors	$—	$—	$9,000
Proceeds from notes payable received by Bond Trustee	$—	$92,500,000	$92,500,000
Repayment of notes payable paid by Bond Trustee	$82,500,000	$—	$82,500,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC and Subsidiary, (a development stage Georgia limited liability company) (the “Company”) is located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. Although subject to a number of uncertainties, the Company anticipates completing construction during 2008. As of December 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational, financing, construction and start-up activities.
The Company was formally organized as a limited liability company on March 9, 2005 under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC. In November 2007, the Company’s wholly owned subsidiary, Southwest Georgia Ethanol, LLC was formed in conjunction with the debt financing agreement with West LB (see Note 4). First United Ethanol, LLC transferred the majority of its assets and liabilities to Southwest Georgia Ethanol, LLC.
Basis of Presentation
The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months December 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material inter-company accounts and transactions are eliminated in consolidation.
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
Revenue Recognition
To date, no revenue has been earned. If the proposed construction is completed, the Company expects to recognize revenue from the production of ethanol and dried distillers grains when the revenue cycle is complete and the title transfers to customers, net of any allowance for estimated returns.
Deferred Debt Financing Costs
Costs incurred related to obtaining the Company’s debt facilities are recorded as deferred offering costs and amortized over the life of the related debt. These costs include direct and incremental costs related to the debt facilities such as legal fees, origination fees, and related costs. In November 2007, the Company refinanced its senior debt with another entity. Consequently, the Company wrote-off approximately $2,049,000 of deferred debt financing costs associated with the debt facilities it had as of September 30, 2007. As of December 31, 2007, the Company has recorded amortization of approximately $117,000 relative to its refinanced senior debt and its subordinated debt.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
Property and Equipment
Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. The Company capitalizes interest expense as part of the cost of construction of its plants and equipment and will be depreciated over the life of the related assets. Capitalized interest totaled approximately $181,000 at December 31, 2007. Office furniture and equipment is depreciated over the estimated useful life of 3 to 15 years on a straight-line basis.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.
Grant Proceeds
Grant proceeds consist of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Proceeds received are either recognized as other income or used to reduce the basis of depreciable property or equipment acquired, depending on the conditions of the grant. If no conditions are specified in the grant, management recognizes the grant proceeds as other income or a reduction of the basis of depreciable property based on managements assessment of the purpose of the grant. As of December 31, 2007, the Company had received a total of $50,000 in grant proceeds which has been deferred and will be used to reduce the basis of the planned facility.
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
Financial Instruments
The Company has debt financing agreements with variable interest rates. In certain cases, the Company will enter into financial derivative contracts to fix a variable portion of the interest rate. The Company currently has an interest rate swap with WestLB which is not designated as an accounting hedge, and changes in their fair market value is included in the “Statement of Operations”. The realized and unrealized gains or losses on the interest-rate derivative contract are shown within interest expense.
Net Income or Loss per Membership Unit
For purposes of calculating basic and diluted net income or loss per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding. Units issuable upon exercise of the employee stock options have not been included in the computation because their inclusion would have had an antidilutive effect applicable to the loss from operations for all periods presented. As of December 31, 2007, the Company had options outstanding for 952 units.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing October 1, 2007. As the Company is organized as a limited liability company, taxed as a partnership, and its earnings pass through to the members, no income tax provision is reflected in the financial statements. The adoption of FIN 48 did not have an impact on the Company’s results of operations or financial condition.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent’s, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
NOTE 2. COMMITMENTS AND CONTINGENCIES
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
Design Build Agreement
On November 16, 2006, the Company entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the cost of materials. Fagen, Inc. accepted our notice to proceed on June 7, 2007. The contract price of $125,903,700 has been adjusted by the percentage change in the construction cost index (“CCI”) between the January 2006 CCI referenced in the design-build contract and the June 2007 CCI, which came out to an increase of approximately $4,574,000 for an adjusted total contract price of approximately $130,478,000. Accordingly, CCI adjustment of $4,574,000 is within our budgeted CCI contingency of $6,000,000. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. The Company also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted a notice to proceed with construction, the Company would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will the Company have to pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of December 31, 2007, the Company has paid Fagen, Inc. approximately $82,000,000.
Interest rate swap
The Company has managed through the use of interest rate derivative contracts a portion of its floating interest rate exposure. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset losses and gains on its variable-rate debt. The notional amount of the swap at December 31, 2007 was $13,974,750. The effect of the swap is to limit the interest rate exposure to a fixed rate of 4.04% verses a variable interest rate. The swap’s notional amount will fluctuate in future periods based on an agreement and will terminate on December 31, 2011. The counterparty to the contracts is a large commercial bank and therefore credit risk of counterparty non-performance is unlikely. The estimated fair value of this agreement at December 31, 2007, was a liability of approximately $285,000, which is included in other long-term liabilities in the Company’s balance sheet. Included in the Company’s statement of operations is interest expense of approximately $285,000 related to unrealized loss on this interest rate swap.
NOTE 3. RELATED PARTIES
An Officer and a Director of the Company is also a Senior Vice President and Director at a bank where the Company’s cash is deposited.
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.3% of the outstanding units.
In April 2006, the Company entered into a consulting agreement with a director of the Company. The consulting agreement provides for the director to provide management services and be compensated in the amount of $130,000, payable in two equal installments. The first installment was due and paid in November 2006 and the second payment is due upon the first production of ethanol for sale.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
NOTE 4. DEBT FINANCING ARRANGEMENTS
Southwest Georgia Farm Credit Arrangement — Senior Debt
On November 30, 2006, the Company closed its debt financing arrangement with Southwest Georgia Farm Credit (“SGFC”), in which SGFC arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000 (“Senior Credit Facility”). The Company signed a promissory note and the proceeds were placed in Bond Trustee accounts with Wells Fargo. SGFC also extended a revolving line of credit in the amount of $11,000,000 to the Company for commercial purposes in furtherance of its ethanol production facility. The notes with SGFC were collateralized by all of the Company’s assets. On the date of the closing, approximately $1,380,000 was paid from the Bond Trustee accounts behalf of the Company to pay to certain closing costs and fees. Under the terms of the arrangement, the Company was required to maintain approximately $7,671,000 in a bond reserve fund. As of September 30, 2007, the Company had not drawn any other principal funds from the Bond Trustee accounts a result of being out of compliance with certain covenants included in the Senior Credit Facility.
On October 29, 2007, the Company notified SGFC of its intention to cancel its $82,500,000 debt financing arrangement and $11,000,000 revolving line of credit with SGFC effective November 20, 2007. In conjunction with the cancellation, the Company repaid the promissory notes with the restricted cash and cash equivalents held in the Bond Trustee accounts and a portion of the amount maintained in the bond reserve fund described in the preceding paragraph. The Company also wrote-off approximately $2,049,000 of deferred debt financing costs associated with this credit agreement.
Subordinated Debt
On November 30, 2006, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. The Company is required to maintain a debt service reserve with the Bond Trustee in the amount $1,180,000. Additionally, the Company is required to make quarterly payments of $216,667 to the Bond Trustee during fiscal year 2008 to satisfy the principal and interest requirements. During the quarter ending December 31, 2007, the Company drew approximately $8,162,000 from the Bond Trustee account to pay for construction costs. The Bond Trustee made the annual interest payment to the bond holders of approximately $752,000 in December 2007. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note with annual principal payments to the bond holders beginning in December 2008 of $150,000, $600,000, $635,000, $530,000 and increasing thereafter.
West LB Credit Arrangement — Senior Debt
On November 20, 2007, the Company and Southwest Georgia Ethanol, LLC (“SWGE”), its newly formed and wholly owned subsidiary, entered into a senior credit agreement that provides for (1) a construction loan facility in an aggregate amount of up to $100,000,000 which matures on the earlier of February 20, 2009 and the date the construction loans made there under are converted into term loans (the “Conversion Date”), (2) a term loan facility in an aggregate amount of up to $100,000,000 which matures on the earlier of that date which is six years after the Conversion Date or November 20, 2015 (the “Final Maturity Date”); and (3) a working capital loan in an aggregate amount of up to $15,000,000 which matures twelve months after the Conversion Date. The primary purpose of the credit facility is to finance the construction and operation of the Company’s ethanol plant.
During the term of the working capital loan, SWGE may borrow, repay and re-borrow amounts available under the working capital and letter of credit facility. Loans made under the construction loan or the term loan facility may not be re-borrowed once repaid or prepaid. Except for required prepayments from cash flows (described below), construction loans do not amortize, and are fully due and payable on the Conversion Date. The term loan facility is intended to refinance the construction loans. The principal amount of the term loan facility is payable in equal quarterly payments of $1,500,000 beginning the first quarter after the Conversion Date, and the remaining principal amounts are fully due and payable on the Final Maturity Date.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
SWGE has the option to select between two floating interest rate loans under the terms of the senior credit agreement: Base Rate Loans bear interest at the Administrative Agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the Administrative Agent’s prime rate) plus 2.75% per annum. Eurodollar Loans bear interest at LIBOR plus 3.75%. The Company has entered into an interest rate swap with WestLB to convert this variable rate interest into a fixed rate, with the LIBOR component fixed at 4.04% (See Note 2).
Under the terms of the senior credit agreement, SWGE has agreed to pay a quarterly commitment fee equal to 0.50% per annum on the unused portion of the construction loan and working capital loan. SWGE’s obligations under the senior credit agreement are secured by a first-priority security interest in all of the Company’s assets, including its equity interest in SWGE.
The senior credit agreement also required SWGE to enter into an accounts agreement among SWGE, Amarillo National Bank, as the Accounts Bank and Securities Intermediary, and WestLB as the collateral agent and administrative agent. Among other things, the accounts agreement establishes certain special, segregated project accounts and establishes procedures for the deposits and withdrawals of funds into these accounts. Substantially all cash of SWGE is required to be deposited into the project accounts subject to security interests to secure obligations in connection with the senior credit. Funds will be released from the project accounts in accordance with the terms of the accounts agreement.
As of December 31, 2007, the Company has drawn approximately $9,425,000 on the construction loan and has incurred interest at 8.99%.

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
Overview
First United Ethanol, LLC (“we,” “our,” “Fuel,” “First United,” or the “Company”) is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We are in the process of building the ethanol plant and we have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas.
The anticipated total project cost is approximately $194,540,000. To fully capitalize our project, we refinanced our debt with WestLB AG, New York Branch (“WestLB”) in November 2007. On November 16, 2007, our members voted to approve the creation of a wholly owned subsidiary named Southwest Georgia Ethanol, LLC (“Southwest Georgia”). The subsidiary has been created for the special purpose of holding the property and assets of First Untied as required by the terms of our long-term debt refinancing arrangement with WestLB. On November 20, 2007, First United and Southwest Georgia entered into loan agreements with WestLB and the refinancing was substantially completed on December 6, 2007. The aggregate amount of the loan to Southwest Georgia is approximately $115,000,000.

We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plant construction by Fagen, Inc. is currently on track to achieve substantial completion within the 545-day period following the notice to proceed which was issued on June 7, 2007. Extensive civil work is complete, supporting installation of major pieces of equipment in the fermentation, process, distillation and energy areas. Fermentation construction is approximately 50 percent complete, process and energy construction is approximately 40 percent complete, and distillation construction is approximately 60 percent complete. The civil work for the grain unloading pit and the foundation for the main grain silos are complete. As of the date of this report, our project is on schedule and on budget and we expect to begin plant operations during fall 2008, however, there is no assurance or guarantee that we will not experience any delays in the future.
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on plant construction and preparing for start-up operations. Due to our successful registered offering and the debt refinancing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. In the event we do not have sufficient cash from our registered offering and debt financing, we may seek additional equity and/or debt financing to complete project capitalization.
Project Capitalization
We have issued 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have total proceeds from our two previous private placements of $1,200,000. Our seed capital supplied us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we completed our public equity offering and procured our initial debt financing on November 30, 2006. We have subsequently refinanced our debt with WestLB.
Plant construction and start-up of plant operations
The agreements described below are each for an important element of our project. We are funding these activities and initiatives using our public equity offering proceeds and the proceeds from our recent debt refinancing. We believe that our existing funds will provide us with sufficient liquidity to fund the developmental, organizational and financing activities necessary to advance our project and permit us to continue these activities through the commencement of operations.
Phase I dirt work at the plant site is complete. The Phase II utilities work at the plant site is also complete, but is still being tested. Fagen, Inc. accepted our notice to proceed and has agreed to commence plant construction. We anticipate completion of plant construction during fall 2008. During the remainder of this time frame we plan to negotiate and execute any remaining contracts in connection with the construction and operation of the ethanol plant. We estimate that we will need approximately $194,540,000 to construct and commence operations at the plant, however, unanticipated expenses may arise and our total project cost may increase. The initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.
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
On January 22, 2008, we entered into a Termination of Employment Agreement (“Termination Agreement”) with Anthony Flagg, our former Chief Executive Officer (“CEO”), whereby FUEL and Mr. Flagg agreed to terminate the Employment Agreement the parties had entered into on September 25, 2006 (“Employment Agreement”). The effective date of the Termination Agreement is January 16, 2008. Pursuant to the Termination Agreement, Mr. Flagg resigned from his position as FUEL’s CEO and released FUEL from its obligations under the Employment Agreement. The FUEL board of directors appointed Murray Campbell to the position of interim CEO of FUEL. Mr. Campbell’s appointment to the position of interim CEO of FUEL was effective as of January 16, 2008.

We expect to hire 45 additional full-time employees before plant operations begin.
Marketing and Procurement Agreements
On December 29, 2006, we entered into an ethanol marketing agreement with Eco-Energy, Inc. (“ECO”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. Under the agreement ECO will be responsible for all transportation arrangements for the distribution of ethanol.
On November 6, 2006, we entered into a Grain Brokerage Agreement with Palmetto Grain Brokerage, LLC of Ridgeland, South Carolina (“Palmetto”) for the purpose of (1) providing our facility with an adequate supply of corn and (2) marketing and selling most of our distillers grains. Palmetto is to use its best commercial efforts to assist us in obtaining grain at the lowest possible price available in the rail grain market. Palmetto shall secure grain purchase opportunities sufficient to meet our currently anticipated grain usage of 36,000,000 bushels per year. We will enter into grain purchase contracts with the third party suppliers identified by Palmetto. Palmetto will charge introducing broker fees to third party suppliers and will not charge us introducing brokerage fees. We shall have the right to purchase grain in situations where Palmetto is not involved in the transaction and Palmetto cannot charge a brokerage fee to the third party supplier.
Palmetto will also be the exclusive selling broker for any rail origin dried distillers grains we produce. We anticipate taking advantage of the local market for dried distillers grains and entering into agreements for the sale of a portion of our dried distillers grains with third party purchasers with Palmetto assisting us with the rail market for our distillers grains.
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
Permits, Approvals, and Documents

Permit, Approval or Document	Responsible Agency	Status
FEDERAL
Alcohol Fuel Producer’s Permit	Tax and Trade Agency (“TTB”)	Not yet obtained.
Section 10/404 Nationwide General Permit	Army Corps of Engineers	Complete
Fish and Wildlife Coordination Act and the Endangered Species Act Compliance	US Dept. of the Interior, Fish and Wildlife Services (“USFWS”)	Analysis not yet complete.
Section 112(r) Risk Management Plan (“RMP”)	EPA/EPD	Not yet filed.
Process Safety Management Plan (“PSM”)	OSHA	Not yet filed.
Spill Prevention Control and Countermeasure (“SPCC”) Plan	EPA/EPD	Not yet complete.
Emergency Planning and Community Right-to-Know Notification	EPA/EPD	Report not yet submitted.

Permit, Approval or Document	Responsible Agency	Status
STATE
Air Quality Permit (“Air Permit”)	Georgia EPD	Issued November 29, 2006
NPDES Industrial Discharge Permit	EPD or City (Pelham)	Tentative approval requested from EPD; application is not yet submitted
NPDES Storm Water General Permit for Construction	EPD	Notice of Intent submitted December 4, 2006
NPDES Storm Water Discharge Permit for Operation	EPD	Not yet obtained.
Storm Water Pollution Prevention Plan (“SWPPP”)	EPD	SWPPP for construction activities submitted December 4, 2006. SWPPP for operations is to be developed.
Permit to Use Groundwater	EPD	Received July 18, 2007
Non-Community Public Water system permit	EPD	Preliminary. Permission to Drill received June 20, 2007.
Historical/Archeological Recommendations	Mitchell County Development Authority	Phase I archeological survey completed by Southwest Archeological Services July 31, 2006.
LOCAL
Building Permits	Mitchell County, Georgia	To be obtained by Design-Build Contractor.
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
We expect ethanol sales to constitute the bulk of our future revenues. Due to the increase in the supply of ethanol from the significant number of ethanol plants that have recently commenced operations and the expansion of current plants, we do not expect ethanol prices to increase from current price levels in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of January 29, 2008, there were 139 operational ethanol plants nationwide that have the capacity to produce approximately 7.89 billion gallons annually. In addition, there are 61 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 5.54 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
President George W. Bush signed the Energy Policy Act of 2005 into law on August 8, 2005. The law includes various provisions that have enhanced both the production and use of ethanol. On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. Only a portion of the renewable fuel used to satisfy the expanded RFS may come from conventional corn-based ethanol. The act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The Act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry.

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
Competition from Alternative Ethanol Production Methods
The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively with cellulose-based ethanol producers. We do not believe it will be cost-effective to convert the ethanol plant we are operating into a plant which will use cellulose-based biomass to produce ethanol. As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold to consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of January 11, 2008, United States Department of Agriculture estimated the 2007 corn crop at 13.1 billion bushels, which is approximately 20 percent larger than the 2006 corn crop. Despite the large 2007 corn crop, corn prices remained high throughout 2007. We expect the price of corn to remain at current price levels well into 2008. Although we do not expect to begin operations until fall 2008, we expect some volatility in the price of corn, which could significantly impact our cost of goods sold.
We will be dependent on a steady supply of corn to produce ethanol and its co-products at our plant. Generally, higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on United States and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, fluctuation in exchange rates, export prices and supports and the government’s current and anticipated agricultural policy.
The price at which we will purchase corn will depend on prevailing market prices. Southwest Georgia is a corn deficient area and the area immediately surrounding the plant produces a limited amount of corn. Therefore, we expect to be required to obtain corn from other areas of the United States. Our proposed plant site is well situated to receive corn by rail from the corn producing regions of the United States and we expect to benefit from our flexibility in sourcing grain in the event of a crop shortfall in one portion of the corn belt. We view our ability to ship corn from any portion of the corn belt as a competitive advantage when compared to some Midwest ethanol plants that are largely dependant on their ability to buy corn in their local truck market. There is no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. The market price of ethanol is not related to grain prices, therefore ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. Accordingly, we anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.
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

Sources of Funds(1)		Percent
Offering Proceeds (2)	$74,010,000	38.04%
Seed Capital Proceeds (3)	$1,200,000	0.62%
Senior Debt Financing (4)	$100,000,000	51.40%
Operating Line of Credit (5)	$15,000,000	7.71%
Interest Income	$4,330,000	2.23%

Total Sources of Funds	$194,540,000	100.00%

(1)	The amount of equity offering proceeds and current senior debt financing.

(2)	At December 31, 2007, we had raised from investors approximately $74,010,000 through our registered offering.

(3)
We have issued a total of 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have issued a total of 2,600 units in our two private placements in exchange for proceeds of $1,200,000.

(4)	As of December 6, 2007, we had substantially completed our debt financing arrangement with WestLB as the lead lender for approximately $100,000,000 in long term debt.

(5)	As of December 6, 2007, we had substantially completed our arrangement with WestLB for a revolving letter of credit in the amount of approximately $15,000,000.
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
Quarterly Financial Results
As of December 31, 2007, we have total assets of $103,419,965 consisting primarily of cash, property and equipment, construction in progress and deferred offering and financing costs. We have current liabilities of $16,802,131 consisting primarily of accounts payable. Since our inception through December 31, 2007, we have an accumulated loss of $8,191,975. Total members’ equity as of December 31, 2007, was $66,857,349. Since our inception, we have generated no revenue from operations.
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

Employees
Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 46 additional full-time employees. We currently have four full-time employees. We expect that approximately five of our employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations.
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
First United Ethanol’s management, primarily First United Ethanol’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of First United Ethanol’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this quarterly report. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2007, management had identified a material weakness in our internal controls related to the design or operation of our disclosure controls and procedures and our internal controls over financial reporting. Our management worked with our Audit Committee to identify and implement corrective actions where required to improve our internal controls, including the enhancement of our reporting systems and procedures. Specifically, we have implemented a more sophisticated accounting software system to track our financial activities and we have dedicated personnel to operate the system. In addition, we have developed reconciliation procedures for financial transactions and our accounting systems and we are presenting the information generated from these reconciliations to our board of directors on a monthly basis. In the future, we intend to hire additional personnel qualified in the areas of accounting and financial management to assist our Chief Financial Officer. We also intend to more frequently engage an external accounting firm to assist us with our review of financial information relative to our financing arrangements. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remedied until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.
Except as noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In May 2007, the Georgia and Florida Railway, Inc. (GFRR) brought an action against First United arising out of a dispute about our right of entry onto GFRR’s property. In November 2007 the action brought by GFRR was dismissed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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
The registered offering was for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. There was a minimum purchase requirement of 20 units to participate in the offering with additional units to be purchased in 5 unit increments. The minimum aggregate offering amount was $40,000,000 and the maximum aggregate offering amount was $90,000,000. We closed the offering on June 8, 2007 after having received subscriptions for 74,010 units for an aggregate amount of $74,010,000. However, as of December 31, 2007, we have issued 74,010 units. As of the date of this report we have 76,610 units outstanding, including the 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.
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

The following is a breakdown of units registered and units sold in the offering as of the date of this report:

	Aggregate price of the amount		Aggregate price of the
Amount Registered	registered	Amount Sold	amount sold
90,000	$90,000,000	74,010	$74,010,000
As of December 31, 2007, our total expense related to the registration and issuance of these units was approximately $244,459 which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in November 2006. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $1,200,000 we raised in seed capital, after deduction of expenses were approximately $74,948,000. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (June 7, 2006) through our quarter ended December 31, 2007:

Plant Construction(1)	$57,658,000
Debt Financing Costs	$7,982,000
Real Estate Purchases and Land Improvements	$1,005,000
Operating Expenses(2)	$7,365,000

Total	$74,010,000

(1)	This includes approximate expenses incurred as of December 31, 2007 for site work improvements and other infrastructure costs.

(2)	The Operating Expenses include consulting fees, professional fees, office furniture and equipment and typical office expenses including general and administrative expenses.
Except for $65,000 paid to our Chairman, Murray Campbell, pursuant to our project development and consulting agreement, all of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On November 16, 2007 FUEL held a special members’ meeting (“Special Meeting”) to vote on whether to create and organize a wholly owned subsidiary called Southwest Georgia Ethanol, LLC for the special purpose of holding the property and assets of FUEL as a requirement of the anticipated refinancing of FUEL’s long term debt with West LB. To meet the terms of the refinancing, FUEL transferred all of its property and assets to Southwest Georgia Ethanol, LLC in exchange for 100% of Southwest Georgia Ethanol, LLC’s ownership/membership interests (the “Reorganization”). FUEL’s wholly owned subsidiary, Southwest Georgia Ethanol, LLC, then granted a security interest in all of its assets along with a mortgage in all of its real property to West LB. At the Special Meeting, 64,695 of the outstanding 76,610 membership units were represented in person or by proxy. There were 64,695 membership units voted in favor of the Reorganization and zero membership units voted against the Reorganization. The remaining 11,915 membership units were abstentions and counted as votes against the proposal. As such, a quorum was present and the proposed Reorganization was approved by a majority of the outstanding membership voting interests of FUEL as required by FUEL’s Second Amended and Restated Operating Agreement.

Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Method of
Exhibit No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC

Date: February 13, 2008	/s/ Murray Campbell Murray Campbell, Chairman
Chief Executive Officer

Date: February 13, 2008	/s/ Lawrence Kamp Lawrence Kamp
Chief Financial Officer