Form 10QSB/A
period 2007-06-30
FIRST UNITED ETHANOL LLC
filed 2008-04-09
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
(Amendment No. 3)

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

Explanatory Note:
This Amendment No. 3 to the Quarterly Report on Form 10-QSB/A of First United Ethanol, LLC (the “Company”) for the quarter ended June 30, 2007, is being filed in furtherance of our application for confidential treatment by amending the exhibit list under Item 6 to state that portions of Exhibit 10.44 have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.42	2007 Membership Unit Option Plan adopted on April 11, 2007	10

10.43	Change Order #1 to Sitework Contract dated May 11, 2007	11

10.44	Letter Agreement for Design and Construction of the Water Pre-Treatment System and Fire Protection System dated June 13, 2007 with Fagen, Inc. +	12

10.45	Contract with Southern Concrete Construction Company dated May 31, 2007	12

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(7)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on January 23, 2007.

(8)	Incorporated by reference to Exhibit 99.1 and Exhibit 99.2 in Form 8-K filed on January 31, 2007.

(9)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on March 12, 2007.

(10)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on April 17, 2007.

(11)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on May 16, 2007.

(12)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed on August 14, 2007.

(*)	Filed herewith.

(+)	Portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: April 9, 2008	/s/ Thomas H. Dollar, II
Thomas H. Dollar, II
Chairman of the Board

Date: April 9, 2008	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

10.42	2007 Membership Unit Option Plan adopted on April 11, 2007	10

10.43	Change Order #1 to Sitework Contract dated May 11, 2007	11

10.44	Letter Agreement for Design and Construction of the Water Pre-Treatment System and Fire Protection System dated June 13, 2007 with Fagen, Inc. +	12

10.45	Contract with Southern Concrete Construction Company dated May 31, 2007	12

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(7)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on January 23, 2007.

(8)	Incorporated by reference to Exhibit 99.1 and Exhibit 99.2 in Form 8-K filed on January 31, 2007.

(9)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on March 12, 2007.

(10)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on April 17, 2007.

(11)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on May 16, 2007.

(12)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed on August 14, 2007.

(*)	Filed herewith.

(+)	Portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.