Form 10QSB
period 2008-03-31
FIRST UNITED ETHANOL LLC
filed 2008-05-15
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the second fiscal quarter ended March 31, 2008
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
(229) 522-2822
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of May 1, 2008 there were 76,610 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$679,288

Total current assets	679,288

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	187,909
Land	1,005,000
Construction in progress (Note 2)	115,264,266
Less accumulated depreciation	(20,465)

116,436,710

OTHER ASSETS	84,346

RESTRICTED CASH AND CASH EQUIVALENTS	1,714,313

DEFERRED DEBT FINANCING COSTS, net of amortization	5,990,845

$124,905,502

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	12,506,814
Accrued interest	715,186

Total current liabilities	13,222,000

DEFERRED GRANT PROCEEDS	50,000

DERIVATIVE INSTRUMENTS	2,101,988

LONG-TERM DEBT	45,740,484

COMMITMENTS AND CONTINGENCIES (Note 2)

MEMBERS’ EQUITY
Membership contributions, 76,610 units issued and outstanding	75,066,752
Deficit accumulated during the development stage	(11,275,722)

63,791,030

$124,905,502

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from March
	Three months ending	Three months ending	Six months ending	Six months ending	9, 2005 (inception) through
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007	March 31, 2008

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organizational expenses	—	—	—	—	25,145
Start-up expenses	—	—	—	740,000	979,966
General and administrative expenses	896,302	427,934	1,607,276	797,033	4,098,552

Total	896,302	427,934	1,607,276	1,537,033	5,103,663

Operating loss	(896,302)	(427,934)	(1,607,276)	(1,537,033)	(5,103,663)

Other income (expense)
Other income	—	—	—	—	16,000
Interest expense	(2,202,175)	(2,039,496)	(6,216,535)	(2,793,450)	(13,018,522)
Interest income	14,730	1,850,794	530,671	2,795,411	6,830,463

	(2,187,445)	(188,702)	(5,685,864)	1,961	(6,172,059)

Net loss	$(3,083,747)	$(616,636)	$(7,293,140)	$(1,535,072)	$(11,275,722)

Net loss per unit (Basic and Diluted)	$(40.25)	$(8.43)	$(95.20)	$(31.39)	$(332.62)

Weighted average units outstanding	76,610	73,136	76,610	48,896	33,900

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from March
	Six months ending	Six months ending	9, 2005 (inception) through
	March 31, 2008	March 31, 2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,293,140)	$(1,535,072)	$(11,275,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	—	9,000
Depreciation expense	14,625	5,460	24,336
Amortization of prepaid interest expense and deferred financing costs	2,908,199	1,118,886	3,787,978
Non-cash compensation expense	61,412	—	103,903
Unrealized losses on derivative instruments	2,101,988		2,101,988
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	259,438	(1,528,451)	(2,275,855)
(Increase) decrease in other assets	98,146	(2,649,310)	(462,833)
Increase (decrease) in accounts payable and accrued expenses	(4,123,440)	(36,611)	(3,331,966)
Increase (decrease) in accrued interest	295,741	1,230,343	1,926,983
Increase in deferred grant proceeds	—	—	50,000

Net cash used in operating activities	(5,677,031)	(3,394,755)	(9,342,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(34,410,444)	(11,838,655)	(92,517,170)

Net cash used in investing activities	(34,410,444)	(11,838,655)	(92,517,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	—	72,707,000	75,212,000
Proceeds from issuance of notes payable	35,740,484	—	35,740,484
Release (funding) of restricted cash balance	7,238,916	(7,671,150)	(432,234)
Expenditures for debt financing and equity offering costs	(5,880,068)	(1,806,366)	(7,981,604)

Net cash provided by financing activities	37,099,332	63,229,484	102,538,646

Increase (decrease) in cash and cash equivalents	(2,988,143)	47,996,074	679,288

Cash and cash equivalents, beginning of period	3,667,431	304,748	—

Cash and cash equivalents, end of period	$679,288	$48,300,822	$679,288

Supplemental cash flow information
Cash paid for interest	$4,219,023	$—	$9,389,768

Non-cash investing and financing activities
Contribution of services from Directors	$—	$—	$9,000
Proceeds from notes payable received by Bond Trustee	$—	$92,500,000	$92,500,000
Repayment of notes payable paid by Bond Trustee	$82,500,000	$—	$82,500,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC and Subsidiary, (a development stage Georgia limited liability company) (the “Company”) is located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. Although subject to a number of uncertainties, the Company anticipates completing construction during 2008. As of March 31, 2008, the Company is in the development stage with its efforts being principally devoted to organizational, financing, construction and start-up activities.
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
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007.
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
Deferred Debt Financing Costs
Costs incurred related to obtaining the Company’s debt facilities are recorded as deferred offering costs and amortized over the life of the related debt. These costs include direct and incremental costs related to the debt facilities such as legal fees, origination fees, and related costs. In November 2007, the Company refinanced its senior debt with another entity. Consequently, the Company wrote-off approximately $2,049,000 of deferred debt financing costs associated with the debt facilities it had as of September 30, 2007. As of March 31, 2008, the Company has recorded amortization of approximately $370,000 relative to its refinanced senior debt and its subordinated debt.
Property and Equipment
Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. The Company capitalizes interest expense as part of the cost of construction of its plants and equipment and will be depreciated over the life of the related assets. Capitalized interest totaled approximately $840,000 at March 31, 2008. Office furniture and equipment is depreciated over the estimated useful life of 3 to 15 years on a straight-line basis.

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
Grant Proceeds
Grant proceeds consist of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Proceeds received are either recognized as other income or used to reduce the basis of depreciable property or equipment acquired, depending on the conditions of the grant. If no conditions are specified in the grant, management recognizes the grant proceeds as other income or a reduction of the basis of depreciable property based on managements assessment of the purpose of the grant. As of March 31, 2008, the Company had received a total of $50,000 in grant proceeds which has been deferred and will be used to reduce the basis of the planned facility.
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
Net Income or Loss per Membership Unit
For purposes of calculating basic and diluted net income or loss per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding. Units issuable upon exercise of the employee stock options have not been included in the computation because their inclusion would have had an antidilutive effect applicable to the loss from operations for all periods presented. As of March 31, 2008, the Company had options outstanding for 384 units.
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
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its future financial reporting.
NOTE 2. COMMITMENTS AND CONTINGENCIES
Development Stage Operations and Liquidity
The Company is in the development stage and anticipates that the total cost of the organization, start up and construction of the plant to be approximately $195,000,000 (unaudited). If and when the plant is completed, its liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. It is also possible that changes to the United States Tax Code could affect the financial results of future operations.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
Design Build Agreement
On November 16, 2006, the Company entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the cost of materials. Fagen, Inc. accepted our notice to proceed on June 7, 2007. The contract price of $125,903,700 has been adjusted by the percentage change in the construction cost index (“CCI”) between the January 2006 CCI referenced in the design-build contract and the June 2007 CCI, which came out to an increase of approximately $4,574,000 for an adjusted total contract price of approximately $130,478,000. Accordingly, CCI adjustment of $4,574,000 is within our budgeted CCI contingency of $6,000,000. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. The Company also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted a notice to proceed with construction, the Company would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will the Company have to pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of March 31, 2008, the Company has paid Fagen, Inc. approximately $93,000,000.
Interest rate swap
The Company has managed through the use of interest rate derivative contracts a portion of its floating interest rate exposure. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset losses and gains on its variable-rate debt. The notional amount of the swap at March 31, 2008 was $13,974,750. The effect of the swap is to limit the interest rate exposure to a fixed rate of 4.04% verses a variable interest rate. The swap’s notional amount will fluctuate in future periods based on an agreement and will terminate on December 31, 2011. The counterparty to the contracts is a large commercial bank and therefore credit risk of counterparty non-performance is unlikely. The estimated fair value of this agreement at March 31, 2008, was a liability of approximately $2,102,000, which is included in other long-term liabilities in the Company’s balance sheet. Included in the Company’s statement of operations for the three and six month periods ending March 31, 2008 is interest expense of approximately $1,817,000 and $2,102,000 related to unrealized loss on this interest rate swap.
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
As of March 31, 2008, the Company has drawn approximately $35,740,000 on the construction loan and has incurred interest at varying rates from 8.75% to 10.35%.

Note 5. Subsequent Events

In April 2008, Air Liquide Industrial U.S., LP (“Air Liquide”) brought an action against First United Ethanol and Southwest Georgia Ethanol in U.S. District Court for the Middle District of Georgia Albany Division. Air Liquide alleges that it has an agreement to purchase carbon dioxide gas from First United Ethanol and Southwest Georgia Ethanol and is requesting specific performance of the purported contractual obligations or, in the alternative, damages for breach of the purported contract. Air Liquide also seeks to enjoin First United Ethanol and Southwest Georgia Ethanol from entering into any agreement for the sale of carbon dioxide gas to a third party until the dispute is resolved. First United Ethanol and Southwest Georgia Ethanol disagree with Air Liquide’s allegations and intend to defend the suit vigorously. This action might cause Southwest Georgia Ethanol, LLC to become out of compliance with the Senior Debt agreement in the future.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our anticipated inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	Changes in the credit environment that may affect our interest expense or impact our liquidity;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;

•	Changes in the availability and price of natural gas and corn, and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry and decreases in the price of ethanol;

•	Difficulties we may encounter during the construction of our plant;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.
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
Overview
First United Ethanol, LLC (“we,” “our,” “FUEL,” “First United,” or the “Company”) is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We are in the process of building the ethanol plant, but have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas.
The anticipated total project cost is approximately $195,293,000. To fully capitalize our project, we refinanced our debt with WestLB AG, New York Branch (“WestLB”) in November 2007. On November 16, 2007, our members voted to approve the creation of a wholly owned subsidiary named Southwest Georgia Ethanol, LLC (“Southwest Georgia”). The subsidiary has been created for the special purpose of holding the property and assets of First United as required by the terms of our long-term debt refinancing arrangement with WestLB. On November 20, 2007, First United and Southwest Georgia entered into loan agreements with WestLB and the refinancing was substantially completed on December 6, 2007. The aggregate amount of the loan to First United and Southwest Georgia is approximately $115,000,000.

We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plant construction by Fagen, Inc. is currently on track to achieve substantial completion within the 545-day period following the issuance of our notice to proceed, which occurred on June 7, 2007. Extensive civil work is complete, supporting installation of major pieces of equipment in the fermentation, process, distillation and energy areas. Fermentation construction is approximately 70 percent complete, process and energy construction is approximately 55 percent complete, and distillation construction is approximately 80 percent complete. The grain unloading pits are in place with auxiliary equipment being added. The five main grain silos are in place along with the two DDG silos. As of the date of this report, our project is on schedule and on budget and we expect to begin plant operations during fall 2008. However, there is no assurance or guarantee that we will not experience any delays or cost overruns in the future.
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on the completion of plant construction, preparation for start-up operations and the management of start-up operations at the plant. Due to our successful registered offering and debt refinancing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project. In the event we do not have sufficient cash from our registered offering and debt financing, we may seek additional equity and/or debt financing to complete project capitalization.
Project Capitalization
We previously issued 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we previously issued 600 units to our founders at a price of $333.33 per unit. We have total proceeds from our two previous private placements of approximately $1,200,000. Our seed capital supplied us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we completed our public equity offering and procured our initial debt financing on November 30, 2006. We have subsequently refinanced our debt with WestLB.
We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We also registered units for sale in the states of Georgia, Florida, New York and South Dakota. The registered offering was for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. We also issued approximately $74,010,000 in membership units through our registered offering. We currently have 76,610 membership units outstanding, this includes 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.
Based upon our current total project cost estimate of approximately $195,293,000, we expect our equity and current debt capital sources to meet the anticipated budget required to complete plant construction and begin start-up operations.
Plant construction and start-up of plant operations
The agreements described below are each for an important element of our project. We are funding these activities and initiatives using our public equity offering proceeds and the proceeds from our recent debt refinancing. We believe that our existing funds will provide us with sufficient liquidity to fund the developmental activities necessary to advance our project through the commencement of operations.

Phase I dirt work at the plant site is complete. The Phase II utilities work at the plant site is also complete and is currently being tested. Fagen, Inc. accepted our notice to proceed and plant construction is well underway. We anticipate completion of plant construction during fall 2008. During the remainder of this time frame we plan to negotiate and execute any remaining contracts in connection with the construction and operation of the ethanol plant. We estimate that we will need approximately $195,293,000 to construct and commence operations at the plant, however, unanticipated expenses may arise and our total project cost may increase. The initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.
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

On March 26, 2008, we entered into a Design-Build Agreement and a First Amendment to the Design-Build Agreement with C. Terry Hunt Industries, Inc., a Georgia corporation (“Hunt”). The effective date of the Design-Build Agreement is February 20, 2008. Pursuant to the Design-Build Agreement, Hunt shall be responsible for procuring or furnishing the design and for the construction of the wet grain receiving system at the plant. The construction of the wet grain receiving system is separate from the construction of the ethanol plant by Fagen, Inc. The contract price is $2,609,100, subject to adjustment in accordance with the Design-Build Agreement. As of the date of this report we are anticipating the location of the scales to be built at the site will be changed and that the contract price will be increased accordingly.
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

Permits, Approvals, and Documents
Permit, Approval or Document	Responsible Agency	Status
FEDERAL
Alcohol Fuel Producer’s Permit	Tax and Trade Agency (“TTB”)	Not yet obtained.
Section 10/404 Nationwide General Permit	Army Corps of Engineers	Complete
Fish and Wildlife Coordination Act and the Endangered Species Act Compliance	US Dept. of the Interior, Fish and Wildlife Services (“USFWS”)	Analysis not yet complete.
Section 112(r) Risk Management Plan (“RMP”)	EPA/EPD	Not yet complete.
Process Safety Management Plan (“PSM”)	OSHA	Not yet complete.
Spill Prevention Control and Countermeasure (“SPCC”) Plan	EPA/EPD	Not yet complete.
Emergency Planning and Community Right-to-Know Notification	EPA/EPD	Report not yet submitted.
STATE
Air Quality Permit for Southwest Georgia (“Air Permit”)	Georgia EPD	Issued December 28, 2007
NPDES Industrial Discharge Permit	EPD or City (Pelham)	Issued February 29, 2008
NPDES Storm Water General Permit for Construction	EPD	Notice of Intent issued December 20, 2007
NPDES Storm Water Discharge Permit for Operation	EPD	Not yet obtained.
Storm Water Pollution Prevention Plan (“SWPPP”)	EPD	SWPPP for construction activities developed by Fagen, Inc.
Permit to Use Groundwater	EPD	Received July 18, 2007
Non-Community Public Water system permit	EPD	Source approval obtained November 8, 2007. Final approval to be obtained once chlorination begins.
Historical/Archeological Recommendations	Mitchell County Development Authority	Phase I archeological survey completed by Southwest Archeological Services July 31, 2006.
LOCAL
Building Permits	Mitchell County, Georgia	Issued May 11, 2007
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
If we are successful in building and constructing the ethanol plant, we expect our future revenues will primarily consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices. In 2007, however those high prices were not sustained due to increased ethanol production, and transportation and logistics problems in the industry. Recently, ethanol prices have been increasing again with the increase in the price of firm crude oil. However, management believes the industry will need to continue to grow demand and have governmental support in order for the industry to continue to realize higher ethanol market prices.
We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state. The recently enacted Energy Independence and Security Act (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022. However, the Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement. As a result, advanced biofuels, cellulosic biofuels and biodiesel all can be used to meet the RFS, in addition to the conventional biofuels which we intend to produce. In addition, the RFS total annual requirement is allocated differently in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel. The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years. We do not currently have the ability to produce cellulosic ethanol and it would be cost prohibitive for our plant to do so. This may have a negative effect on our ability to market our corn-based ethanol or compete with non-conventional biofuels, including cellulosic.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of April 2, 2008, 147 ethanol plants were producing ethanol with a combined annual production capacity of 8.52 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 5.08 billion gallons per year. Excess capacity in the ethanol industry will have an adverse effect on our results of operations, cash flows and financial condition once we are operational. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. As ethanol production continues to grow in 2008, we expect continued pressure on the ethanol prices. If the demand for ethanol does not grow at the same pace as supply, we expect the price for ethanol to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate our potential for profits.
Increased ethanol production has led to increased availability of distillers grains. Further increases in the supply of dried distillers grains could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our revenues.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of March 31, 2008, United States Department of Agriculture estimated that 2008 corn acres planted will be down 8% from 2007, when corn acreage planted was the highest since 1944. The USDA attributes the decrease in expected acreage to favorable prices for other crops, high input costs for corn and crop rotations. With less acreage anticipated, we expect corn to remain at high price levels. Although we do not expect to begin operations until fall 2008, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide will also increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
The price at which we will purchase corn will depend on prevailing market prices. Southwest Georgia is a corn deficient area and the area immediately surrounding the plant produces a limited amount of corn. Therefore, we expect to be required to obtain corn from other areas of the United States. Our proposed plant site is well situated to receive corn by rail from the corn producing regions of the United States and we expect to benefit from our flexibility in sourcing grain in the event of a crop shortfall in one portion of the corn belt. We view our ability to ship corn from any portion of the corn belt as a competitive advantage when compared to some Midwest ethanol plants that are largely dependent on their ability to buy corn in their local truck market. However, any benefit we receive from our flexibility in sourcing grain may be offset by the additional transportation costs we expect to incur.
There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems. We anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.
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

Technology Developments
Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future.
The Energy Independence and Security Act (“Act”) expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement. The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS. In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.
The Act also authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions. In addition, the Act authorizes $25 million annually in 2008, 2009 and 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.
Advances and changes in the technology used to produce ethanol may make the technology we are installing in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.
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

Sources of Funds (1)		Percent
Offering Proceeds (2)	$74,010,000	37.90%
Seed Capital Proceeds (3)	$1,200,000	0.61%
Senior Debt Financing (4)	$100,000,000	51.21%
Operating Line of Credit (5)	$15,000,000	7.68%
Interest Income	$5,083,062	2.60%

Total Sources of Funds	$195,293,062	100.00%

(1)	The amount of equity offering proceeds and current senior debt financing.

(2)	At the close of our registered offering we had raised from investors approximately $74,010,000 through our registered offering.

(3)
We have issued a total of 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have issued a total of 2,600 units in our two private placements in exchange for proceeds of $1,200,000.

(4)	We have completed our debt financing arrangement with WestLB as the lead lender for approximately $100,000,000 in long term debt.

(5)	We have completed our arrangement with WestLB for a revolving letter of credit in the amount of approximately $15,000,000.
Estimated Uses of Proceeds
We currently expect the project to cost approximately $195,293,000 to complete. The revised project cost includes approximately $137,000,000 to build the plant and an additional $58,293,000 in other capital expenditures and working capital to commence operations.
The following table reflects our estimate of costs as of the date of this report. The following figures are intended to be estimates only, and the actual uses of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.
Estimate of Costs as of the Date of this Report

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$132,427,882	67.81%
Wet grain handling system	2,696,714	1.38%
CCI contingencies	4,573,944	2.34%
Land cost	1,005,000	0.51%
Site development costs*	11,437,354	5.86%
Construction contingency	2,913,251	1.49%
Change orders for silos and aeration system	1,359,246	0.69%
Construction performance bond	676,733	0.35%
Construction insurance costs	109,723	0.06%
Administrative building	500,000	0.26%
Office equipment and other assets	514,213	0.26%
Railroad	4,232,473	2.17%
Rolling stock	500,000	0.26%
Railcars (lease)	1,040,250	0.53%
Capitalized interest	10,986,135	5.63%
Start up costs:
Financing costs	6,270,654	3.21%
Inventory — working capital	3,880,000	1.99%
Inventory — corn	3,200,000	1.64%
Inventory — chemicals and ingredients	420,000	0.22%
Inventory — Ethanol	3,000,000	1.54%
Inventory — DDGS	500,000	0.26%
Legal/Consulting	1,054,203	0.54%
Engineering/Consulting	389,761	0.20%
Paving	655,526	0.34%
Wells	450,000	0.23%
Spare parts — process equipment	500,000	0.26%
Total	$195,293,062	100.0%

*	includes site development, fire protection and water treatment

We expect the total funding required for the plant to be approximately $195,293,000, which includes approximately $132,426,000, including CCI contingencies of approximately $4,574,000, to build the plant and approximately $58,293,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
As of March 31, 2008, we have total assets of approximately $124,905,500 consisting primarily of cash, property and equipment, construction in progress and deferred offering and financing costs. We have current liabilities of approximately $13,222,000 consisting primarily of accounts payable. Since our inception through March 31, 2008, we have an accumulated loss of approximately $11,275,700. Total members’ equity as of March 31, 2008, was approximately $63,791,000. Since our inception, we have generated no revenue from operations.
Derivative Instruments
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the March 31, 2008 balance sheet at their fair market value. As of March 31, 2008, we had an interest rate swap with a fair value of approximately $2,102,000 recorded as an unrealized liability. This unrealized liability is a result of the decline in the applicable interest rate; however, we have realized a corresponding decrease in the applicable interest rate on our variable rate debt. Taken together, we have an effective interest rate on the senior credit agreement of approximately 4.04 percent.
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
On January 22, 2008, we entered into a termination of employment agreement with Anthony Flagg, whereby First United and Mr. Flagg agreed to terminate the employment agreement the parties had entered into on September 25, 2006. The effective date of the termination agreement was January 16, 2008.
On January 28, 2008, our board of directors appointed its chairman, Murray Campbell, as interim chief executive officer. Subsequently, on March 21, 2008, we entered into an employment agreement with Mr. Campbell for his services as our Chief Executive Officer on a permanent, rather than on an interim, basis. In consideration of his services, Mr. Campbell will receive an annual base salary of $175,000 and will be eligible for an annual performance bonus of up to 20% of his annual base salary. Mr. Campbell is entitled to fully participate in our employee benefit plans and programs.

On February 29, 2008, our board of directors determined that its board member, Mr. Thomas H. Dollar, will serve as chairman of our board of directors, effective as of February 29, 2008. Mr. Dollar is assuming the chairmanship in place of Murray Campbell, who is presently serving as our chief executive officer and will continue to serve as a member of the board of directors.
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
Item 3. Controls and Procedures
Our management, including our President and Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As of our fiscal year ended September 30, 2007, management had identified a material weakness in our internal controls related to the design or operation of our disclosure controls and procedures and our internal controls over financial reporting. Our management worked with our Audit Committee to identify and implement corrective actions where required to improve our internal controls, including the enhancement of our reporting systems and procedures. Specifically, we have implemented a more sophisticated accounting software system to track our financial activities and we have dedicated personnel to operate the system. In addition, we have developed reconciliation procedures for financial transactions and our accounting systems and we are presenting the information generated from these reconciliations to our board of directors on a monthly basis. We have hired additional personnel qualified in the areas of accounting and financial management to assist our Chief Financial Officer. We also intend to more frequently engage an external accounting firm to assist us with our review of financial information relative to our financing arrangements. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remedied until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In April 2008, Air Liquide Industrial U.S., LP (“Air Liquide”) brought an action against First United Ethanol and Southwest Georgia Ethanol in U.S. District Court for the Middle District of Georgia Albany Division. Air Liquide alleges that it has an agreement to purchase carbon dioxide gas from First United Ethanol and Southwest Georgia Ethanol and is requesting specific performance of the purported contractual obligations or, in the alternative, damages for breach of the purported contract. Air Liquide also seeks to enjoin First United Ethanol and Southwest Georgia Ethanol from entering into any agreement for the sale of carbon dioxide gas to a third party until the dispute is resolved. First United Ethanol and Southwest Georgia Ethanol disagree with Air Liquide’s allegations and intend to defend the suit vigorously. This action may cause Southwest Georgia Ethanol to become out of compliance with certain covenants contained in its senior debt agreement with West LB.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
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

FIRST UNITED ETHANOL, LLC
Date: May 15, 2008	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer

Date: May 15, 2008	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.