Form 10QSB
period 2008-06-30
FIRST UNITED ETHANOL LLC
filed 2008-08-14
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the third fiscal quarter ended June 30, 2008

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

(229) 522-2822
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 10, 2008 there were 76,610 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$345,385

Total current assets	345,385

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	218,005
Land	1,005,000
Construction in progress (Note 2)	136,709,093
Less accumulated depreciation	(27,340)

137,904,758

OTHER ASSETS	131,040

RESTRICTED CASH AND CASH EQUIVALENTS	1,937,065

DEFERRED DEBT FINANCING COSTS, net of amortization	5,738,292

$146,056,540

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	15,129,453
Accrued interest	1,196,120

Total current liabilities	16,325,573

DEFERRED GRANT PROCEEDS	50,000

DERIVATIVE INSTRUMENTS	584,217

LONG-TERM DEBT	65,646,137

COMMITMENTS AND CONTINGENCIES (Note 2)

MEMBERS’ EQUITY
Membership contributions, 76,610 units issued and outstanding	75,084,179
Deficit accumulated during the development stage	(11,633,566)

63,450,613

$146,056,540

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from March
	Three months ending	Three months ending	Nine months ending	Nine months ending	9, 2005 (inception) through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organizational expenses	—	—	—	—	25,145
Start-up expenses	—	—	—	740,000	979,966
General and administrative expenses	1,191,402	498,540	2,798,678	1,295,573	5,289,954

Total	1,191,402	498,540	2,798,678	2,035,573	6,295,065

Operating loss	(1,191,402)	(498,540)	(2,798,678)	(2,035,573)	(6,295,065)

Other income (expense)
Other income	—	—	—	—	16,000
Unrealized gain (loss) on derivative instrument	1,517,771	—	(584,217)	—	(584,217)
Interest expense	(690,847)	(2,053,300)	(4,805,394)	(4,846,750)	(11,607,381)
Interest income	6,634	1,883,763	537,305	4,679,174	6,837,097

	833,558	(169,537)	(4,852,306)	(167,576)	(5,338,501)

Net loss	$(357,844)	$(668,077)	$(7,650,984)	$(2,203,149)	$(11,633,566)

Net loss per unit (Basic and Diluted)	$(4.67)	$(8.86)	$(99.87)	$(38.16)	$(313.45)

Weighted average units outstanding	76,610	75,393	76,610	57,728	37,115

See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from March
	Nine months ending	Nine months ending	9, 2005 (inception) through
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,650,984)	$(2,203,149)	$(11,633,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services	—	—	9,000
Depreciation expense	21,500	6,836	31,211
Amortization of prepaid interest expense and deferred financing costs	3,160,752	1,958,050	4,040,531
Non-cash compensation expense	78,838	—	121,329
Unrealized losses on derivative instruments	584,217	—	584,217
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	252,803	(2,688,779)	(2,282,490)
(Increase) decrease in other assets	51,453	(2,563,863)	(509,526)
Decrease in accounts payable and accrued expenses	(1,500,801)	(34,132)	(709,327)
Increase in accrued interest	776,675	438,715	2,407,917
Increase in deferred grant proceeds	—	—	50,000

Net cash used in operating activities	(4,225,547)	(5,086,322)	(7,890,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(55,885,367)	(17,064,170)	(113,992,093)

Net cash used in investing activities	(55,885,367)	(17,064,170)	(113,992,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	—	73,997,000	75,212,000
Proceeds from issuance of notes payable	55,646,137	—	55,646,137
Release (funding) of restricted cash balance	7,022,799	(7,671,150)	(648,351)
Expenditures for debt financing and equity offering costs	(5,880,068)	(1,806,366)	(7,981,604)

Net cash provided by financing activities	56,788,868	64,519,484	122,228,182

Increase (decrease) in cash and cash equivalents	(3,322,046)	42,368,992	345,385

Cash and cash equivalents, beginning of period	3,667,431	304,748	—

Cash and cash equivalents, end of period	$345,385	$42,673,740	$345,385

Supplemental cash flow information
Cash paid for interest	$2,079,764	$4,408,035	$7,250,509

Non-cash investing and financing activities
Contribution of services from Directors	$—	$—	$9,000
Proceeds from notes payable received by Bond Trustee	$—	$92,500,000	$92,500,000
Repayment of notes payable paid by Bond Trustee	$82,500,000	$—	$82,500,000
See Notes to Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC and Subsidiary, (a development stage Georgia limited liability company) (the “Company”) is located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. Although subject to a number of uncertainties, the Company anticipates completing construction during 2008. As of June 30, 2008, the Company is in the development stage with its efforts being principally devoted to organizational, financing, construction and start-up activities.
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
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007.
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
Deferred Debt Financing Costs
Costs incurred related to obtaining the Company’s debt facilities are recorded as deferred offering costs and amortized over the life of the related debt. These costs include direct and incremental costs related to the debt facilities such as legal fees, origination fees, and related costs. In November 2007, the Company refinanced its senior debt with another entity. Consequently, the Company wrote-off approximately $2,049,000 of deferred debt financing costs associated with the debt facilities it had as of September 30, 2007. As of June 30, 2008, the Company has recorded amortization of approximately $622,000 relative to its refinanced senior debt and its subordinated debt.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
Property and Equipment
Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. The Company capitalizes interest expense as part of the cost of construction of its plant and equipment and will be depreciated over the life of the related assets. Capitalized interest totaled approximately $1,679,000 at June 30, 2008. Office furniture and equipment is depreciated over the estimated useful life of 3 to 15 years on a straight-line basis.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.
Grant Proceeds
Grant proceeds consist of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Proceeds received are either recognized as other income or used to reduce the basis of depreciable property or equipment acquired, depending on the conditions of the grant. If no conditions are specified in the grant, management recognizes the grant proceeds as other income or a reduction of the basis of depreciable property based on managements assessment of the purpose of the grant. As of June 30, 2008, the Company had received a total of $50,000 in grant proceeds which has been deferred and will be used to reduce the basis of the planned facility.
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
Net Income or Loss per Membership Unit
For purposes of calculating basic and diluted net income or loss per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding. Units issuable upon exercise of the employee stock options have not been included in the computation because their inclusion would have had an antidilutive effect applicable to the loss from operations for all periods presented. As of June 30, 2008, the Company had options outstanding for 382 units.

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
NOTE 2. COMMITMENTS AND CONTINGENCIES
Development Stage Operations and Liquidity
The Company is in the development stage and anticipates that the total cost of the organization, start up and construction of the plant to be approximately $195,000,000. If and when the plant is completed, its liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. It is also possible that changes to the United States Tax Code could affect the financial results of future operations.
Design Build Agreement
On November 16, 2006, the Company entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the cost of materials. Fagen, Inc. accepted our notice to proceed on June 7, 2007. The contract price of $125,903,700 has been adjusted by the percentage change in the construction cost index (“CCI”) between the January 2006 CCI referenced in the design-build contract and the June 2007 CCI, which came out to an increase of approximately $4,574,000 for an adjusted total contract price of approximately $130,478,000. Accordingly, CCI adjustment of $4,574,000 is within our budgeted CCI contingency of $6,000,000. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. The Company also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted a notice to proceed with construction, the Company would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will the Company have to pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of June 30, 2008, the Company has paid Fagen, Inc. approximately $117,000,000.
Interest Rate Swap
The Company has managed through the use of interest rate derivative contracts a portion of its floating interest rate exposure. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset losses and gains on its variable-rate debt. The notional amount of the swap at June 30, 2008 was $63,535,500. The effect of the swap is to limit the interest rate exposure to a fixed rate of 4.04% verses a variable interest rate. The swap’s notional amount will fluctuate in future periods based on an agreement and will terminate on December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance. The estimated fair value of this agreement at June 30, 2008, was a liability of approximately $584,000, which is included in other long-term liabilities in the Company’s balance sheet. Included in the Company’s statement of operations for the three and nine month periods ending June 30, 2008, respectively, is unrealized gain of approximately $1,518,000 and unrealized loss of $584,000 related to this interest rate swap.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)
Air Liquide Litigation
In April 2008, Air Liquide Industrial U.S., LP (“Air Liquide”) brought an action against the Company in U.S. District Court for the Middle District of Georgia Albany Division. Air Liquide alleges that it has an agreement to purchase carbon dioxide gas from the Company and is requesting specific performance of the purported contractual obligations or, in the alternative, damages for breach of the purported contract. The Company disagrees with Air Liquide’s allegations and intends to defend the suit vigorously.
Carbon Dioxide Supply Agreement
On July 2, 2008, the Company entered into a carbon dioxide supply agreement (the “Carbon Dioxide Agreement”) with Airgas Carbonic, Inc. (“Airgas”), effective as of June 27, 2008. Pursuant to the Carbon Dioxide Agreement, Airgas will lease approximately four acres of the Company’s land, on which Airgas will construct, operate and maintain its facility. Airgas will be responsible for the construction of a pipeline from our ethanol plant to Airgas’ carbon dioxide facility. Additionally, Airgas will install and maintain pipelines to connect to the Company’s potable water, effluent and process water. Airgas is responsible for obtaining all permits and licenses required by law for the construction, installation and operation of its carbon dioxide facility and construction of the necessary pipelines. Pursuant to the Carbon Dioxide Agreement, the Company has agreed not to sell carbon dioxide gas to any person or entity, other than Airgas, for the first three years of the agreement. The initial term of the Carbon Dioxide Agreement is 15 years.
NOTE 3. RELATED PARTIES
An Officer and a Director of the Company is also a Director at a bank where the Company’s cash is deposited.
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
On June 2, 2008, the Company received a waiver regarding noncompliance with certain debt financing covenants in connection with the litigation described in Note 2 and restricted payments.
As of June 30, 2008, the Company has drawn approximately $55,646,000 on the construction loan and has incurred interest at varying rates from 7.79% to 10.35%.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;
•	Increases in the price of corn as the corn market becomes increasingly competitive;
•	Our anticipated inelastic demand for corn, as it is the only available feedstock for our plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;
•	Changes in the credit environment that may affect our interest expense or impact our liquidity;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;
•	Changes in the availability and price of natural gas and corn, and the market for distillers grains;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Overcapacity within the ethanol industry and decreases in the price of ethanol;
•	Difficulties we may encounter during the construction and start-up of our plant;
•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology; and
•	Competition in the ethanol industry and from other alternative fuel additives.
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
Overview
First United Ethanol, LLC (“we,” “our,” “FUEL,” “First United,” or the “Company”) is a development-stage Georgia limited liability company. It was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We are in the process of building the ethanol plant, but have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol and produce 321,400 tons of dried distillers grains with solubles and raw carbon dioxide gas.

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
Plant construction by Fagen, Inc. is currently on track to achieve substantial completion within the 545-day period following the issuance of our notice to proceed, which occurred on June 7, 2007. Construction progress at the facility remains on schedule. The grains receiving area is about 95 percent complete. Crews are currently setting major corn moving equipment, including the reclaim system, bucket elevators and conveyors across the tops of the silos. Four hammer mills and two scalpers have been set in place and connected to the chutes below the day bin. The distillers grains loaders have been installed in the receiving building. Wiring of the corn dryer is in progress. The fermentation area is in the final phase of completion as crews finish installing piping and electrical infrastructure and instrumentation. The process area is about 85 percent complete. The process building is enclosed and crews are currently installing piping and electrical infrastructure. The energy center is approximately 75 percent complete and crews continue installing the many conveyors as well as the piping for the boilers and centrifuges. The reverse osmosis unit and water softener have been set in place in the water treatment building. The fire water pumps have been placed and the installation of piping to and from the pumps is in progress. Piping for the fire protection system is proceeding throughout the plant. All underground water pipes have been successfully tested. The office building is approximately 80 percent complete. Construction of the NPDES discharge line along Fairway and Ironweed Roads is approximately 50 percent complete.
As of the date of this report, our project is on schedule and on budget and we expect to begin plant operations during fall 2008. However, there is no assurance or guarantee that we will not experience any delays or cost overruns in the future.
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on the completion of plant construction, preparation for start-up operations and the management of start-up operations at the plant. Due to our successful registered offering and debt refinancing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project. In the event we do not have sufficient cash from our registered offering and debt financing, we may seek additional equity and/or debt financing to complete project capitalization. While we currently have sufficient cash from our registered offering and debt financing to complete project capitalization, we are currently pursuing additional debt financing to supplement the working capital we have in our current budget. Due to the increase in the price of corn, natural gas and other commodities, additional working capital will improve our ability to manage commodity price risk and inventories.
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
We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We also registered units for sale in the states of Georgia, Florida, New York and South Dakota. The registered offering was for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. We issued approximately $74,010,000 in membership units through our registered offering. We currently have 76,610 membership units outstanding, this includes 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.
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
Phase I dirt work and Phase II utilities work at the plant site are complete. Fagen, Inc. accepted our notice to proceed and plant construction is well underway. We anticipate completion of plant construction during fall 2008. During the remainder of this time frame we plan to negotiate and execute any remaining contracts in connection with the construction and operation of the ethanol plant. We estimate that we will need approximately $195,293,000 to construct and commence operations at the plant, however, unanticipated expenses may arise and our total project cost may increase. The initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.
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
On May 31, 2007, we entered into a contract with Southern Concrete Construction Co. (“Southern Concrete”). Pursuant to the agreement, Southern Concrete agreed to construct a bridge over the loop track to be constructed at the plant. This includes all labor, materials, and equipment according to Georgia Department of Transportation Specifications Standards to complete this work. Under the terms of the contract, we agreed to pay Southern Concrete a lump sum price of approximately $850,000 to furnish all the materials, and other accessories and services necessary to complete the project in accordance with the conditions stated in the plans. Southern Concrete completed the bridge over the loop track in November 2007.
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
On July 2, 2008, we entered into a carbon dioxide supply agreement (the “Carbon Dioxide Agreement”) with Airgas Carbonic, Inc. (“Airgas”), effective as of June 27, 2008. Pursuant to the Carbon Dioxide Agreement, Airgas will lease approximately four acres of our land, on which Airgas will construct, operate and maintain its facility. Airgas will be responsible for the construction of a pipeline from our ethanol plant to Airgas’ carbon dioxide facility. Additionally, Airgas will install and maintain pipelines to connect to our potable water, effluent and process water. Airgas is responsible for obtaining all permits and licenses required by law for the construction, installation and operation of its carbon dioxide facility and construction of the necessary pipelines. Pursuant to the Carbon Dioxide Agreement, we have agreed not to sell carbon dioxide gas to any person or entity, other than Airgas, for the first three years of the agreement. The initial term of the Carbon Dioxide Agreement is 15 years.
In July 2008 we signed a change order for the purchase and installation of molecular sieve upgrade equipment from ICM, Inc. The upgraded molecular sieve will reduce operating costs and increase annual plant capacity by approximately 5,000,000 gallons. The anticipated cost of the upgraded equipment and associated installation is $325,000. This additional expense is within our budgeted construction contingency and will not cause our project cost to go over budget.
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
Permitting and Regulatory Activities
We will be subject to extensive air, water and other environmental regulations and we require a number of environmental permits to construct and operate the plant. Fagen, Inc. and ICM, Inc. are assisting us to obtain certain environmental permits, and to advise us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate. The following table is a summary of the permits, approvals and documents that apply to our project.
Permits, Approvals, and Documents

Permit, Approval or Document	Responsible Agency	Status
FEDERAL
Alcohol Fuel Producer’s Permit	Tax and Trade Agency (“TTB”)	Not yet obtained.
Section 10/404 Nationwide General Permit	Army Corps of Engineers	In progress, but not yet complete.
Fish and Wildlife Coordination Act and the Endangered Species Act Compliance	US Dept. of the Interior, Fish and Wildlife Services (“USFWS”)	In progress, but not yet complete.
Section 112(r) Risk Management Plan (“RMP”)	EPA/EPD	In progress, but not yet complete.
Process Safety Management Plan (“PSM”)	OSHA	In progress, but not yet complete.
Spill Prevention Control and Countermeasure (“SPCC”) Plan	EPA/EPD	In progress, but not yet complete.
Emergency Planning and Community Right-to-Know Notification	EPA/EPD	In progress, but not yet complete.
STATE
Grain Dealers License	Georgia Department of Agriculture	Issued and Effective July 1, 2008.
Air Quality Permit for Southwest Georgia (“Air Permit”)	Georgia EPD	Issued December 28, 2007.
NPDES Industrial Discharge Permit	EPD or City (Pelham)	Issued February 29, 2008.
NPDES Storm Water General Permit for Construction	EPD	Notice of Intent issued December 20, 2007.
NPDES Storm Water Discharge Permit for Operation	EPD	Not yet obtained.
Storm Water Pollution Prevention Plan (“SWPPP”)	EPD	In progress, but not yet complete.
Permit to Use Groundwater	EPD	Received July 18, 2007.
Non-Community Public Water system permit	EPD	Source approval obtained November 8, 2007. Final approval to be obtained once chlorination begins.
Historical/Archeological Recommendations	Mitchell County Development Authority	Phase I archeological survey completed by Southwest Archeological Services July 31, 2006.
LOCAL
Building Permits	Mitchell County, Georgia	Issued May 11, 2007.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
If we are successful in building and constructing the ethanol plant, we expect our future revenues will primarily consist of proceeds from the sale of ethanol, distillers grains and carbon dioxide. We expect ethanol sales to constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices. In 2007, however those high prices were not sustained due to increased ethanol production, and transportation and logistics problems in the industry. Ethanol prices increased along with crude oil and other petroleum base commodities during the first six months of 2008. However, the price of crude oil and the price of ethanol began to decline in July 2008. Management believes the industry will need to continue to grow demand and have governmental support in order for the industry to continue to realize higher ethanol market prices.
We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state. The Energy Independence and Security Act of 2007 (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022. However, the Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement. As a result, advanced biofuels, cellulosic biofuels and biodiesel all can be used to meet the RFS, in addition to the conventional biofuels which we intend to produce. In addition, the RFS total annual requirement is allocated differently in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel. The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years. We do not plan to have the ability to produce cellulosic ethanol and it would be cost prohibitive to modify our plant to do so. This may have a negative effect on our ability to market our corn-based ethanol or compete with non-conventional biofuels, including cellulosic.
On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009. The bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standards described above.
There is currently some debate in the U.S. Senate about whether to repeal the 54 cent per gallon tariff on imported ethanol. If the 54 cent per gallon tariff is repealed, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries. Our proximity to the gulf coast and east coast ports may make our business more susceptible than other domestic producers to competition from imported ethanol in the event the tariff is reduced or eliminated.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of July 8, 2008, 161 ethanol plants were producing ethanol with a combined annual production capacity of approximately 9.35 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of approximately 4.26 billion gallons per year. Excess capacity in the ethanol industry will have an adverse effect on our results of operations, cash flows and financial condition once we are operational. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. As ethanol production continues to grow in 2008, we expect continued pressure on the ethanol prices. If the demand for ethanol does not grow at the same pace as supply, we expect the price for ethanol to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate our potential for profits.
Increased ethanol production has led to increased availability of distillers grains. Further increases in the supply of dried distillers grains could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our revenues.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of August 12, 2008, United States Department of Agriculture estimated that 2008 corn acres harvested will be down approximately 8.4% from 2007. The USDA attributes the decrease in 2008 corn acreage to unfavorable weather conditions during the corn planting season throughout the Midwestern corn belt. With less acreage anticipated, we expect corn to remain at high price levels. Although we do not expect to begin operations until fall 2008, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide will also increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
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

Technology Developments
Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, the United States Congress is consistently increasing the availability of incentives to promote the development of commercially viable cellulose based ethanol production technology.
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
Estimate of Costs as of the Date of this Report

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$132,427,882	67.81%

Wet grain handling system	2,696,714	1.38%
CCI contingencies	4,573,944	2.34%
Land cost	1,005,000	0.51%
Site development costs*	11,437,354	5.86%
Construction contingency	2,913,251	1.49%
Change orders for silos and aeration system	1,359,246	0.69%
Construction performance bond	676,733	0.35%
Construction insurance costs	109,723	0.06%
Administrative building	500,000	0.26%
Office equipment and other assets	514,213	0.26%
Railroad	4,232,473	2.17%
Rolling stock	500,000	0.26%
Railcars (lease)	1,040,250	0.53%
Capitalized interest	10,986,135	5.63%
Start up costs:
Financing costs	6,270,654	3.21%
Inventory — working capital	3,880,000	1.99%
Inventory — corn	3,200,000	1.64%
Inventory — chemicals and ingredients	420,000	0.22%
Inventory — Ethanol	3,000,000	1.54%
Inventory — DDGS	500,000	0.26%
Legal/Consulting	1,054,203	0.54%
Engineering/Consulting	389,761	0.20%
Paving	655,526	0.34%
Wells	450,000	0.23%
Spare parts — process equipment	500,000	0.26%
Total	$195,293,062	100.0%

*	includes site development, fire protection and water treatment.
We expect the total funding required for the plant to be approximately $195,293,000, which includes approximately $132,426,000, including CCI contingencies of approximately $4,574,000, to build the plant and approximately $58,293,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures. While we currently have sufficient cash from our registered offering and debt financing to complete project capitalization, we are currently pursuing additional debt financing to supplement the working capital we have in our current budget. Due to the increase in the price of corn, natural gas and other commodities, additional working capital will improve our ability to manage commodity price risk and inventories.

Quarterly Financial Results
As of June 30, 2008, we have total assets of approximately $146,057,000 consisting primarily of cash, property and equipment, construction in progress and financing costs. We have current liabilities of approximately $16,326,000 consisting primarily of accounts payable. Since our inception through June 30, 2008, we have an accumulated loss of approximately $11,634,000. Total members’ equity as of June 30, 2008, was approximately $63,451,000. Since our inception, we have generated no revenue from operations.
Derivative Instruments
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the June 30, 2008 balance sheet at their fair market value. For the period ended June 30, 2008, we had an interest rate swap with a fair value of approximately $584,000 recorded as an unrealized liability. This unrealized liability is a result of the decline in the applicable interest rate; however, we have realized a corresponding decrease in the applicable interest rate on our variable rate debt. Taken together, we have an effective interest rate on the senior credit agreement of approximately 4.04 percent.
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

Item 3(A) T. Controls and Procedures
Our management, including our President and Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

FIRST UNITED ETHANOL, LLC

Date: August 14, 2008	/s/ Murray Campbell Murray Campbell
Chief Executive Officer

Date: August 14, 2008	/s/ Lawrence Kamp

Lawrence Kamp
Chief Financial Officer