Form 10KSB
period 2008-09-30
FIRST UNITED ETHANOL LLC
filed 2008-12-22
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-53039
FIRST UNITED ETHANOL, LLC
(Name of small business issuer in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	20-2497196 (I.R.S. Employer Identification No.)

4433 Lewis B. Collins Road, Pelham, Georgia (Address of principal executive offices)	31779 (Zip Code)
(229) 522-2822
(Issuer’s telephone number)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of December 1, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $76,610,000.
As of December 1, 2008, there were 72,885 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-KSB portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

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
You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;
•	Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grain and other commodities prices;
•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;
•	The results of our hedging transactions and other risk management strategies;
•	Our anticipated inelastic demand for corn, as it is the only available feedstock for our plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;
•	The effects of mergers or consolidations in the ethanol industry;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;
•	Changes in or elimination of federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Overcapacity within the ethanol industry;
•	Difficulties or disruptions we may encounter during the initial operating period at our plant;
•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;
•	Our reliance on key management personnel;
•	The development of infrastructure related to the sale and distribution of ethanol; and
•	Competition in the ethanol industry and from other alternative fuel additives.
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

AVAILABLE INFORMATION
Information about us is also available at our website at www.firstunitedethanol.com, under “Investor Relations,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.
PART I
Item 1. DESCRIPTION OF BUSINESS.
Business Development
First United Ethanol, LLC (“we,” “us,” “FUEL,” “First United,” or the “Company”) was formed as a Georgia limited liability company on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. As of the close of our fiscal year on September 30, 2008, we were still in the development phase and had generated no revenue. We completed construction of our ethanol plant in October 2008. Plant operations and the production of ethanol and distillers grains commenced on October 10, 2008. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas.
The total project cost of our ethanol plant was approximately $196,500,000. To fully capitalize our project, we refinanced our debt with WestLB AG, New York Branch (“WestLB”) in November 2007. On November 16, 2007, our members voted to approve the creation of a wholly owned subsidiary named Southwest Georgia Ethanol, LLC (“Southwest Georgia”). The subsidiary has been created for the special purpose of holding the property and assets of First United as required by the terms of our long-term debt refinancing arrangement with WestLB. On November 20, 2007, First United and Southwest Georgia entered into loan agreements with WestLB and the refinancing was completed on December 6, 2007. The aggregate amount of the loan from West LB to First United and Southwest Georgia is approximately $115,000,000. See “Item 6. Management’s Discussion and Analysis or Plan of Operation — Liquidity and Capital Resources” for additional discussion of project capitalization.
Principal Products and Markets
Ethanol
Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 11.1 billion gallons as of November 21, 2008.
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
Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the southeastern United States.

Distillers Grains
A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% distillers grains, respectively. Dry mill ethanol processing creates three forms of distillers grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to approximately 12% moisture. DDGS has a much longer shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. Currently, 98% of the distillers grains we produce are DDGS.
Carbon Dioxide
We have entered into a carbon dioxide supply agreement with Airgas Carbonic, Inc. (“Airgas”). Pursuant to the agreement, Airgas will maintain and operate a carbon dioxide facility at our site. Airgas is constructing a pipeline from our ethanol plant to its carbon dioxide facility. We have agreed not to sell carbon dioxide gas, liquid carbon dioxide gas, or dry ice from our ethanol plant to any person or entity, other than Airgas, for the first three years of the agreement. The initial term of the agreement shall be 15 years.
Ethanol and Distillers Grains Markets
As described below in “Distribution of Principal Products”, we market and distribute our ethanol and a portion of our distillers grains through third parties. Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on the relative prices of the rail market and truck market for our products. We do have the option to independently market a portion of our distillers grains to local markets.
Typically a regional market is one that is outside of the local market, yet within the neighboring states. Our regional market is within a 450-mile radius of our plant and is serviced by rail. We have constructed a railroad loop track for our plant so that we may load unit trains allowing us to more effectively reach regional and national markets. Our regional markets include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Atlanta and Birmingham).
While we believe that the nationally mandated usage of renewable fuels is largely driving current demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher renewable fuels standard (“RFS”) standard may be necessary to encourage blenders to use ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and depress ethanol prices.

Distribution of Principal Products
Our ethanol plant is located near Camilla, Georgia in Mitchell County, in southwestern Georgia. We selected the Camilla site because of its proximity to existing ethanol consumption and accessibility to road and rail transportation. It is served by OmniTrax on the Georgia and Florida Railway which provides connections to the CSX Railway and the Norfolk and Southern Railway. Our site is in close proximity to major highways that connect to major petroleum terminals such as Atlanta, Birmingham, Columbia, Jacksonville, Spartanburg, Tallahassee and Tampa. There are approximately 70 terminals within a 250 mile radius of our plant; therefore, we expect to have a competitive advantage over some of our competitors because we are able to truck ethanol to these terminals cheaper than our competitors can transport it by rail to the same terminals.
Ethanol Distribution
We have entered into an ethanol marketing agreement with Eco-Energy, Inc. (“ECO”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. We agreed to pay a fee of $0.01 per net gallon of ethanol purchased for rail and $0.012 per net gallon of ethanol purchased for outbound trucks. The initial term of the agreement commenced on our first day of ethanol production and will continue until October 2010. The agreement will automatically renew for additional two year terms unless otherwise terminated pursuant to the agreement. Under the agreement ECO will be responsible for all transportation arrangements for the distribution of ethanol.
Distillers Grains Distribution
We have entered into a marketing agreement with Palmetto Grain Brokerage, LLC of Ridgeland, South Carolina (“Palmetto”) for the purpose of marketing and selling most of our distillers grains. Palmetto is the exclusive selling broker for any rail origin dried distillers grains we produce. We pay Palmetto fifty cents ($0.50) per ton for all dried distillers grains sold through the efforts of Palmetto acting as the selling broker. Palmetto is not a party to any dried distillers grain sales contracts between us and any third party purchaser. We anticipate taking advantage of the local market for dried distillers grains and entering into agreements for the sale of a portion of our dried distillers grains with third party purchasers with Palmetto assisting us with the rail market for our distillers grains.
New Products and Services
We have not introduced any new products or services during this fiscal year.
Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year in 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. The scheduled RFS for 2009 is approximately 11 billion gallons.
Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. Under the RFS, as originally passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, or EPA, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.

The Renewable Fuels Association estimates that current domestic ethanol production as of November 2008 is approximately 11.1 billion gallons. This high level of ethanol production is placing downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply.
On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuels tax credit from 51 cents per gallon to 45 cents per gallon beginning in 2009. The bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the increased renewable fuels standard described above.
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
Effect of Governmental Regulation
The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels. The elimination or reduction of such federal ethanol supports would likely reduce our net income and negatively impact our future financial performance.
We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations require our plant to operate under permits that are subject to renewal or modification. The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.
Our business may be indirectly affected by environmental regulation of the agricultural industry as well. It is also possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, plant operations are governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.
Competition
We are competing with numerous other ethanol producers, many of whom have greater resources than we do. Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. As a destination plant, we believe First United Ethanol will be able to compete favorably with other ethanol producers due to our proximity to ethanol markets and multiple modes of transportation. However, we face higher costs for our corn when compared to Midwest ethanol producers with access to corn produced in close proximity to their ethanol plants. Our competitive position in the ethanol industry is critically dependent on our ability to offset any higher corn costs with increased transportation savings due to our close proximity to blending terminals.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of November 21, 2008, 180 ethanol plants were producing ethanol with a combined annual production capacity of approximately 11.1 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of approximately 1.6 billion gallons per year. Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., VeraSun Energy Corp. and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 4.6 billion gallons of ethanol annually. However, in November 2008 VeraSun Energy Corp. announced it had filed for Chapter 11 bankruptcy protection thereby calling into question its ability to maintain its level of ethanol production.
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
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Abengoa Bioenergy Corp. (Total)			168.0		176.0
Abengoa Bioenergy Corp.	Madison, IL	corn
Abengoa Bioenergy Corp.	Mt. Vernon, IN	corn
Abengoa Bioenergy Corp.	Colwich, KS	corn/milo
Abengoa Bioenergy Corp.	Ravenna, NE	Corn
Abengoa Bioenergy Corp.	York, NE	Corn
Absolute Energy, LLC*	St. Ansgar, IA	Corn	100.0
ACE Ethanol, LLC	Stanley, WI	Corn	41.0
Adkins Energy, LLC*	Lena, IL	Corn	40.0
Advanced Bioenergy	Fairmont, NE	Corn	100.0
Ag Energy Resources, Inc.	Benton, IL	corn			5.0
AGP*	Hastings, NE	Corn	52.0
Agri-Energy, LLC*	Luverne, MN	Corn	21.0
Al-Corn Clean Fuel*	Claremont, MN	Corn	42.0
Amaizing Energy, LLC*	Atlantic, IA	Corn			110.0
Amaizing Energy, LLC*	Denison, IA	Corn	48.0
Archer Daniels Midland (Total)			1,070.0	550.0
Archer Daniels Midland	Cedar Rapids, IA	Corn
Archer Daniels Midland	Clinton, IA	Corn
Archer Daniels Midland	Decatur, IL	Corn

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Archer Daniels Midland	Peoria, IL	Corn
Archer Daniels Midland	Marshall, MN	Corn
Archer Daniels Midland	Wallhalla, ND	Corn/barley
Archer Daniels Midland	Columbus, NE	Corn
Arkalon Energy, LLC	Liberal, KS	Corn	110.0
Aventine Renewable Energy, LLC (Total)			207.0
Aventine Renewable Energy, LLC	Pekin, IL	Corn
Aventine Renewable Energy, LLC	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48.0
Big River Resources, LLC*	West Burlington, IA	Corn	52.0
BioEnergy International	Clearfield, PA	Corn			110.0
BioFuel Energy — Buffalo Lake Energy, LLC	Fairmont, MN	Corn	115.0
BioFuel Energy — Pioneer Trail Energy, LLC	Wood River, NE	Corn	115.0
Blue Flint Ethanol	Underwood, ND	Corn	50.0
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55.0
Bunge-Ergon Vicksburg	Vicksburg, MS	corn	54.0
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40.0
Calgren Renewable Fuels, LLC	Pixley, CA	Corn			55.0
Cardinal Ethanol	Union City, IN	Corn	100.0
Cargill, Inc.	Eddyville, IA	Corn	35.0
Cargill, Inc.	Blair, NE	Corn	85.0
Cascade Grain	Clatskanie, OR	Corn	108.0
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn	50.0
Center Ethanol Company	Sauget, IL	Corn	54.0
Central Indiana Ethanol, LLC	Marion, IN	Corn	40.0
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62.0
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45.0
Cilion Ethanol	Keyes, CA	Corn			50.0
Clean Burn Fuels, LLC	Raeford, NC	Corn			60.0
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33.0
Corn Plus, LLP*	Winnebago, MN	Corn	44.0
Corn, LP*	Goldfield, IA	Corn	50.0
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40.0
Coshocton Ethanol, OH	Coshocton, OH	Corn	60.0
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50.0

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
DENCO, LLC	Morris, MN	Corn	21.5
Didion Ethanol	Cambria, WI	Corn	40.0
E Caruso (Goodland Energy Center)	Goodland, KS	Corn			20.0
E Energy Adams, LLC	Adams, NE	Corn	50.0
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35.0
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40.0
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn	100.0
Front Range Energy, LLC	Windsor, CO	Corn	40.0
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100.0
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95.0
Global Ethanol/Midwest Grain Processors	Riga, MI	Corn	57.0
Golden Cheese Company of California*	Corona, CA	Cheese whey	5.0
Golden Grain Energy, LLC*	Mason City, IA	Corn	110.0	50.0
Golden Triangle Energy, LLC*	Craig, MO	Corn	20.0
Grain Processing Corp.	Muscatine, IA	Corn	20.0
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52.0
Greater Ohio Ethanol, LLC	Lima, OH	Corn	54.0
Green Plains Renewable Energy	Shenandoah, IA	Corn	50.0
Green Plains Renewable Energy	Superior, IA	Corn	50.0
Hawkeye Renewables, LLC	Fairbank, IA	Corn	115.0
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105.0
Hawkeye Renewables, LLC	Menlo, IA	Corn	110.0
Hawkeye Renewables, LLC	Shell Rock, IA	Corn	110.0
Heartland Corn Products*	Winthrop, MN	Corn	100.0
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9.0
Heartland Grain Fuels, LP*	Huron, SD	Corn	12.0	18.0
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn	50.0
Homeland Energy	New Hampton, IA	Corn			100.0
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4.0
Illinois River Energy, LLC	Rochelle, IL	Corn	50.0
Indiana Bio-Energy	Bluffton, IN	Corn	101.0
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	corn	40.0
KAAPA Ethanol, LLC*	Minden, NE	Corn	40.0
Kansas Ethanol, LLC	Lyons, KS	Corn	55.0
KL Process Design Group	Upton, WY	Wood waste	1.5

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	40.0
Lifeline Foods, LLC	St. Joseph, MO	Corn	40.0
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48.0
Lincolnway Energy, LLC*	Nevada, IA	Corn	50.0
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52.0
Marquis Energy, LLC	Hennepin, IL	Corn	100.0
Marysville Ethanol, LLC	Marysville, MI	Corn	50.0
Merrick & Company	Aurora, CO	Waste beer	3.0
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78.0
MGP Ingredients, Inc.	Atchison, KS
Mid America Agri Products/Horizon	Cambridge, NE	Corn	44.0
Mid America Agri Products/Wheatland	Madrid, NE	Corn	44.0
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45.0
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25.0
Minnesota Energy*	Buffalo Lake, MN	Corn	18.0
NEDAK Ethanol	Atkinson, NE	Corn			44.0
New Energy Corp.	South Bend, IN	Corn	102.0
North Country Ethanol, LLC*	Rosholt, SD	Corn	20.0
Northeast Biofuels	Volney, NY	Corn	114.0
Northwest Renewable, LLC	Longview, WA	Corn			55.0
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn	57.5
Pacific Ethanol	Madera, CA	Corn	40.0
Pacific Ethanol	Stockton, CA	Corn	60.0
Pacific Ethanol	Burley, ID	Corn	50.0
Pacific Ethanol	Boardman, OR	Corn	40.0
Panda Ethanol	Hereford, TX	Corn/milo			115.0
Parallel Products	Rancho Cucamonga, CA
Parallel Products	Louisville, KY	Beverage waste	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn	100.0
Penford Products	Cedar Rapids, IA	Corn	45.0
Phoenix Biofuels	Goshen, CA	Corn	31.5
Pinal Energy, LLC	Maricopa, AZ	Corn	55.0
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20.0
Platinum Ethanol, LLC*	Arthur, IA	Corn			110.0
Plymouth Ethanol, LLC*	Merrill, IA	Corn			50.0

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
POET Biorefining — Alexandria	Alexandria, IN	Corn	68.0
POET Biorefining — Ashton	Ashton, IA	Corn	56.0
POET Biorefining — Big Stone	Big Stone City, SD	Corn	79.0
POET Biorefining — Bingham Lake	Bingham Lake, MN		35.0
POET Biorefining — Caro	Caro, MI	Corn	53.0
POET Biorefining — Chancellor	Chancellor, SD	Corn	110.0
POET Biorefining — Coon Rapids	Coon Rapids, IA	Corn	52.0
POET Biorefining — Corning	Corning, IA	Corn	65.0
POET Biorefining — Emmetsburg	Emmetsburg, IA	Corn	55.0
POET Biorefining — Fostoria	Fostoria, OH	Corn	68.0
POET Biorefining — Glenville	Albert Lea, MN	Corn	42.0
POET Biorefining — Gowrie	Gowrie, IA	Corn	69.0
POET Biorefining — Hanlontown	Hanlontown, IA	Corn	56.0
POET Biorefining — Hudson	Hudson, SD	Corn	56.0
POET Biorefining — Jewell	Jewell, IA	Corn	69.0
POET Biorefining — Laddonia	Laddonia, MO	Corn	50.0
POET Biorefining — Lake Crystal	Lake Crystal, MN	Corn	56.0
POET Biorefining — Leipsic	Leipsic, OH	Corn	68.0
POET Biorefining — Macon	Macon, MO	Corn	46.0
POET Biorefining — Marion	Marion, OH	Corn			65.0
POET Biorefining — Mitchell	Mitchell, SD	Corn	68.0
POET Biorefining — North Manchester	North Manchester, IN	Corn	68.0
POET Biorefining — Portland	Portland, IN	Corn	68.0
POET Biorefining — Preston	Preston, MN	Corn	46.0
POET Biorefining — Scotland	Scotland, SD	Corn	11.0
POET Biorefining- Groton	Groton, SD	Corn	53.0
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40.0
Quad-County Corn Processors*	Galva, IA	Corn	27.0
Range Fuels	Soperton, GA	Wood waste			20.0
Red Trail Energy, LLC	Richardton, ND	Corn	50.0
Redfield Energy, LLC *	Redfield, SD	Corn	50.0
Reeve Agri-Energy	Garden City, KS	Corn/milo	12.0
Renew Energy	Jefferson Junction, WI	Corn	130.0
Renova Energy	Torrington, WY	Corn	5.0
Riverland Biofuels	Canton, IL	corn	37.0
Show Me Ethanol	Carrollton, MO	Corn	55.0

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60.0
Siouxland Ethanol, LLC	Jackson, NE	Corn	50.0
Southwest Georgia Ethanol, LLC	Mitchell Co., GA	Corn	100.0
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn			110.0
Sterling Ethanol, LLC	Sterling, CO	Corn	42.0
Tate & Lyle	Ft. Dodge, IA	Corn			105.0
Tate & Lyle	Loudon, TN	Corn	67.0	38.0
Tharaldson Ethanol	Casselton, ND	Corn			110.0
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55.0
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110.0
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110.0
Trenton Agri Products, LLC	Trenton, NE	Corn	40.0
United Ethanol	Milton, WI	Corn	52.0
United WI Grain Producers, LLC*	Friesland, WI	Corn	49.0
Utica Energy, LLC	Oshkosh, WI	Corn	48.0
VeraSun Energy Corporation (Total)			1,310.0		110.0
VeraSun Energy Corporation	Albert City, IA	Corn
VeraSun Energy Corporation	Charles City, IA	Corn
VeraSun Energy Corporation	Ft. Dodge, IA	Corn
VeraSun Energy Corporation	Hartley, IA	Corn
VeraSun Energy Corporation	Linden, IN	Corn
VeraSun Energy Corporation	Lake Odessa, MI	Corn
VeraSun Energy Corporation	Welcome, MN	Corn
VeraSun Energy Corporation	Hankinson, ND	Corn
VeraSun Energy Corporation	Albion, NE	Corn
VeraSun Energy Corporation	Central City, NE	Corn
VeraSun Energy Corporation	Ord, NE	Corn
VeraSun Energy Corporation	Bloomingburg, OH	Corn
VeraSun Energy Corporation	Aurora, SD	Corn
VeraSun Energy Corporation	Marion, SD	Corn

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Verenium	Jennings, LA	Sugar Cane bagasse	1.5
Western New York Energy LLC	Shelby, NY		50.0
Western Plains Energy, LLC*	Campus, KS	Corn	45.0
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40.0
White Energy	Russell, KS	Milo/wheat starch	48.0
White Energy	Hereford, TX	Corn/Milo	100.0
White Energy	Plainview, TX	Corn	100.0
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5.0
Yuma Ethanol	Yuma, CO	Corn	40.0

TOTALS			11,051.4	656.0	1,580.0
			mgy for	mgy for	mgy for
			180	expanding	21
			operating refineries	refineries	refineries under construction

*	locally owned
Last updated: November 21, 2008
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
Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region. Ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (CBI). Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. According to the Farm Bureau, the U.S. International Trade Commission (USITC) announced the 2008 CBI import quota, which will allow approximately 450 million gallons of duty-free ethanol to enter the U.S., up from 350 million gallons in 2007. The USITC has yet to announce the 2009 CBI import quota. Currently there is a $0.54 per gallon tariff on foreign produced ethanol which is scheduled to expire in January 2011.

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
According to the Renewable Fuels Association’s Ethanol Industry outlook 2008, ethanol plants produced 12 million metric tons of distillers grains in 2006 and 14 million metric tons in 2007. The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from any expansion. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced relative to other feed ingredients.
Sources and Availability of Raw Materials
Corn Supply
The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn. To produce 100 million gallons of ethanol per year, our ethanol plant needs approximately 36 million bushels of corn per year, or approximately 100,000 bushels per day, as the feedstock for our dry milling process. The grain supply for our plant is being obtained primarily from regional and national rail markets through Palmetto Grain Brokerage, LLC (“Palmetto”), our exclusive grain procurement agent. We will be forced to seek alternative corn suppliers if Palmetto cannot assist us in obtaining a sufficient supply of corn.
We are significantly dependent on the availability and price of corn. The area surrounding the plant produces a limited amount of corn, we therefore expect our corn supply needs to be supplemented with corn from other areas, such as the eastern Corn Belt states of Indiana, Ohio and Illinois. There is no assurance that a shortage will not develop, particularly if there is an extended drought or other production problems. Although corn production in our area is expected to increase in the future, it is unlikely it will increase to levels that will meet the needs of our ethanol plant.
Our grain procurement agreement with Palmetto is for an initial term that runs through December 31, 2009. We pay an annual fee to Palmetto. Palmetto uses its best efforts in obtaining grain at the lowest possible price available in the Midwest rail grain market. We enter into grain purchase contracts with the third party suppliers identified by Palmetto. Palmetto charges an introducing broker fees to third party suppliers. We have the right to purchase grain in situations where Palmetto is not involved in the transaction and Palmetto cannot charge a brokerage fee to the third party supplier. In such a non-broker transaction, we pay Palmetto a fee of one cent ($0.01) per bushel.
On December 11, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2008 grain corn crop at approximately 12 billion bushels. The December 2008 estimate of the 2008 corn crop is approximately 8% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. An increase in the number of operating and planned ethanol plants in our surrounding areas and nationwide could significantly increase the demand for corn. This demand could drive the price of corn upwards in our market which will impact our ability to operate profitably.
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

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we periodically take hedging positions in corn futures markets which are typically taken in conjunction with positions in the ethanol market. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. Hedging is a way to attempt to reduce the risk caused by price fluctuation. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control. These costs may be significant.
Utilities
Natural Gas. Natural gas is an important input commodity to our manufacturing process. We estimate that our annual natural gas usage is approximately 3,400,000 Million British Thermal Units annually and constitutes 10% to 15% of our annual total production cost. We use natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States. We entered into a natural gas facilities agreement and natural gas supply and capacity agreement with the City of Camilla. We agreed to purchase natural gas supplies in the amount of approximately 10,600 MMBtu per day.
Electricity. We require a significant amount of electrical power to operate the plant. We have entered into a contract for electric service and an excess facilities charge agreement with Georgia Power Company (“Georgia Power”). During the term of the contract, we pay monthly charges calculated in accordance with the applicable rules, regulations and rate schedules. Pursuant to the facilities charge agreement, Georgia Power has installed facilities on our premises and we compensate Georgia Power for the cost of installing the facilities in the amount of approximately $1,724,000 plus interest in three annual payments of approximately $656,000. The first annual payment became due one year after the installation of permanent meter facilities. We also compensate Georgia Power for the allocated costs of operating and maintaining the facilities and we will pay ongoing annual facilities charges of $95,000.
Water. We obtain water for our plant from two high capacity wells located in close proximity to the site. Our plant requires approximately 900 gallons per minute. That is approximately 1,300,000 gallons per day. There is no assurance, however, that the wells will reliably supply us with the water that we need. In July 2007 we obtained from the State of Georgia a permit to use groundwater in a specified amount exceeding our anticipated water usage. As a condition of the permit, we are required to actively implement a water conservation plan approved by the State of Georgia.
Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Recycling water will have the long-term effect of lowering wastewater treatment costs.
Research and Development
We do not currently conduct any research and development activities.
Employees
We currently have 53 full-time employees and five part-time employees. Approximately nine of our employees are involved primarily in management and administration, and the remainder will be involved primarily in plant operations.

Dependence on One or a Few Major Customers
As discussed above, we have entered into an ethanol marketing agreement with EcoEnergy and a distillers grains marketing agreements with Palmetto for the purposes of marketing and distributing our principal products. We rely on EcoEnergy for the sale and distribution of our ethanol and Palmetto for the sale and distribution of our distillers grains, except for those distillers grains that we market locally. Therefore, we are highly dependent on EcoEnergy and Palmetto for the successful marketing of our products. Any loss of EcoEnergy or Palmetto as our marketing agents for our ethanol and distillers grains could have a significant negative impact on our revenues.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We anticipate Fagen, Inc. and ICM, Inc. will advise us on general environmental compliance. In addition, we have hired a person with environmental permitting experience to oversee our environmental permit compliance.
Alcohol Fuel Producer’s Permit. We are required to comply with applicable Alcohol and Tobacco Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms) regulations. We have obtained the requisite alcohol fuel producer’s permit. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures and secure an operations bond. There are other taxation requirements related to special occupational tax and a special stamp tax.
SPCC and RMP. We have prepared and are implementing our spill prevention control and countermeasure (“SPCC”) plan. This plan addresses oil pollution prevention regulations and has been reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years.
Pursuant to the Clean Air Act, stationary sources, such as our plant, with processes that contain more than a threshold quantity of regulated substances, such as anhydrous ammonia, are required to prepare and implement a risk management plan (“RMP”). Since we use anhydrous ammonia, we have established a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area.
Air Permits. Our plant is considered a minor source of regulated air pollutants. There are a number of emission sources that require permitting. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. We have received an air quality permit issued by the Georgia Environmental Protection Division as well as a conditional use permit approved by the Mitchell County Planning Commission and the Mitchell County Board of Commission. The types of regulated pollutants emitted from our plant include particulate matter (“PM10”), carbon monoxide (“CO”), nitrous oxides (“NOx”) and volatile organic compounds (“VOCs”).
Water Permits. We use water to cool our closed circuit systems in the plant. Although the water in the cooling system is re-circulated to decrease facility water demands, a certain amount of water is continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there is occasional blowdown water that needs to be discharged. In July 2007 we obtained from the State of Georgia a permit to use groundwater in a specified amount exceeding our anticipated water usage. As a condition of the permit, we are required to actively implement a water conservation plan approved by the State of Georgia.
We are subject to oversight activities by the Environmental Protection Agency (“EPA”). There is always a risk that the EPA may enforce certain rules and regulations differently than Georgia’s environmental administrators. Georgia or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

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
Our financial performance will be significantly dependent on corn prices and generally we will not be able to pass on increases in input prices to our customers. Our results of operations and financial condition will be significantly affected by the cost and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.
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
The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels recently experienced by the ethanol industry. Our gross margins depend principally on the spread between ethanol and corn prices. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will likely continue to fluctuate. Any further reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.
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
We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The largest ethanol producers include POET, VeraSun Energy Corporation, Archer Daniels Midland, and Hawkeye Renewables, LLC, all of which are each capable of producing more ethanol than we expect to produce. As of November 6, 2008, the top four producers accounted for approximately 40% of the ethanol production capacity in the U.S., according to the Renewable Fuels Association. A number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol may result which may adversely affect our ability to generate profits and our financial condition.
Item 2. DESCRIPTION OF PROPERTY.
Our plant is located on an approximately 267 acre site in Mitchell County Georgia. The plant’s address is 4433 Lewis B. Collins Road, Pelham Georgia 31779. As of our fiscal year end on September 30, 2008, construction of the plant was near completion and on October 10, 2008 the plant was completed and plant operations commenced. The plant consists of the following buildings:
•	A process building, which contains processing equipment, laboratories, a control room and offices;
•	A water treatment building containing equipment for water supply and treatment;
•	A grain receiving and shipping building; and
•	An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.
The site also contains improvement such as a loop track, paved access road, grain silos and ethanol storage tanks.
All of the tangible and intangible property, real and personal, owned by either First United and its wholly owned subsidiary, Southwest Georgia, serves as the collateral for the debt financing with WestLB, which is described below under “Item 6 — Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”

Item 3. LEGAL PROCEEDINGS.
In April 2008, Air Liquide Industrial U.S., LP (“Air Liquide”) brought an action against First United Ethanol and Southwest Georgia Ethanol in U.S. District Court for the Middle District of Georgia Albany Division. Air Liquide alleges that it has an agreement to purchase carbon dioxide gas from First United Ethanol and Southwest Georgia Ethanol and is requesting specific performance of the purported contractual obligations or, in the alternative, damages for breach of the purported contract. First United Ethanol and Southwest Georgia Ethanol disagree with Air Liquide’s allegations and intend to defend the suit vigorously. We are currently engaged in settlement negotiations but have not reached a definitive agreement.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2008. However, during our first fiscal quarter of the year ended September 30, 2008, we held a special members’ meeting (“Special Meeting”) to vote on whether to create and organize a wholly owned subsidiary called Southwest Georgia Ethanol, LLC for the special purpose of holding the property and assets of FUEL as a requirement of the anticipated refinancing of FUEL’s long term debt with West LB. To meet the terms of the refinancing, FUEL transferred all of its property and assets to Southwest Georgia Ethanol, LLC in exchange for 100% of Southwest Georgia Ethanol, LLC’s ownership/membership interests (the “Reorganization”). FUEL’s wholly owned subsidiary, Southwest Georgia Ethanol, LLC, then granted a security interest in all of its assets along with a mortgage in all of its real property to West LB. At the Special Meeting, 64,695 of the outstanding 76,610 membership units were represented in person or by proxy. There were 64,695 membership units voted in favor of the Reorganization and zero membership units voted against the Reorganization. The remaining 11,915 membership units were abstentions and counted as votes against the proposal. As such, a quorum was present and the proposed Reorganization was approved by a majority of the outstanding membership voting interests of FUEL as required by FUEL’s Second Amended and Restated Operating Agreement.
We will be asking our members to vote on the election of directors at our 2009 members’ meeting, through the solicitation of proxies in a definitive proxy statement. The information required by Item 4 for solicitations, which will be submitted during the first quarter of fiscal year 2009, is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of members. In accordance with Regulation 14A, we will be filing our definitive proxy statement no later than 120 days after the end of the last fiscal year. The 2009 annual meeting, at which voting on the proposed amendments and directors will take place, is scheduled for February 18, 2009.
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
As of September 30, 2008, we had 76,610 membership units outstanding and approximately 800 unit holders of record. There is no public trading market for our units.
However, in November 2008, we established a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board consists of an electronic bulletin board on our website that provides a list of interested buyers and a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically effect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting transactions beyond approval, as required under our operating agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. In advertising our Unit Trading Bulletin Board, we do not characterize First United Ethanol as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

There are detailed timelines that must be followed under the Unit Trading Bulletin Board rules and procedures with respect to offers and sales of membership units, with which all transactions must comply. In addition, all transactions must comply with our operating agreement, and are subject to approval by our board of directors. Because we only recently established the Unit Trading Bulletin Board, we do not have any meaningful information regarding unit transactions to report.
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause First United Ethanol to be deemed a publicly traded partnership.
In April 2007, our Board of Directors adopted a Membership Unit Option Plan (the “Plan”). The Plan permits the company to grant unit options and units to its employees for up to two percent (2%) of the total number of units outstanding at the close of our registered offering, or 1,532 units. We believe that the awards will better align the performance goals of its employees with those of its members. Option awards are generally granted with an exercise price of $1,000 per unit, and they generally vest over three to five years of continuous service and have ten-year contractual terms. Certain option awards may provide for accelerated vesting if there is a change in control of the Company or the employee is terminated without cause. The following table summarizes the outstanding units pursuant to the option agreements, as of the date of this report:

			Number of securities
			remaining available
			for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	573	$1,000	659

Total	573	$1,000	659

We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail under “Item 6 — Management’s Discussion and Analysis or Plan of Operations.”
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
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

Overview
First United Ethanol, LLC was formed on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. As of the close of our fiscal year on September 30, 2008, we were still in the development phase and had generated no revenue. Since we had not yet become operational as of the end of our fiscal year, we do not have comparable income, production or sales data. We completed construction of the plant in early October 2008 and have since commenced operations and the production of ethanol and distillers grains.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months focused on plant operations, including three primary functions (i) management of cost effective purchasing of critical inputs to our production process, which include corn and natural gas; (ii) optimizing the production process in such a way as to minimize manufacturing costs; and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distillers grains. We expect to be able to satisfy our cash requirements for the next 12 months using our revolving line of credit, senior credit facility, and earnings from operations.
Trends and Uncertainties Impacting the Ethanol Industry and Our Company
We are subject to industry-wide factors, trends and uncertainties that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; new technology developments in the industry; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; and possible changes in legislation/regulations at the federal, state and/or local level. These factors as well as other trends and uncertainties are described in more detail below.
We have no operating history and our business may not be as successful as we anticipate. As of the end of the fiscal year we had not yet completed construction of the plant; however, as of the date of this report, construction of the plant has been completed and we have commenced plant operations. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control. In addition, our prospects must be considered in light of the normal risks and uncertainties encountered by an early-stage company in a rapidly growing industry where supply, demand, and pricing may change substantially in a short amount of time.
Economic Downturn
The U.S. stock markets tumbled in September and October 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions.  Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property.  The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales.  Other large corporate giants, such as the big three auto makers, have also been seeking government bailout money and maybe facing bankruptcy.  These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad.  Credit markets have tightened and lending requirements have become more stringent.  Oil prices have dropped rapidly as demand for fuel has decreased.  We believe that these factors have contributed to a decrease in the prices at which we are able to sell our ethanol which may persist throughout all or parts of fiscal year 2009.  It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.
Corn Prices
Our cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On December 11, 2008, the USDA released its Crop Production report, which estimated the 2008 grain corn crop at approximately 12 billion bushels, approximately 8% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
The price at which we will purchase corn depends on prevailing market prices. Southwest Georgia is a corn deficient area and the area immediately surrounding the plant produces a limited amount of corn. Therefore, we are required to obtain corn from other areas of the United States. Our plant site is well situated to receive corn by rail from the corn producing regions of the United States and we expect to benefit from our flexibility in sourcing grain in the event of a crop shortfall in one portion of the corn belt. We view our ability to ship corn from any portion of the corn belt as a competitive advantage when compared to some Midwest ethanol plants that are largely dependent on their ability to buy corn in their local truck market. However, any benefit we receive from our flexibility in sourcing grain may be offset by the additional transportation costs we expect to incur.

There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems in the 2009 crop year. We anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.
Natural Gas
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.
Ethanol Supply and Demand
The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to further decline. The prices of crude oil and refined gasoline decreased significantly in the second half of 2008, which has in turn placed downward pressure on the price of ethanol. Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits.
While we believe that the nationally mandated usage of renewable fuels has largely driven demand in the past, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher RFS standard may be necessary to encourage blenders to utilize ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will continue to outpace demand and further depress ethanol prices.
Ethanol Industry Competition
We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry. Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., VeraSun Energy Corp. and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 4.6 billion gallons of ethanol annually. However, in November 2008 VeraSun Energy Corp. announced it had filed for Chapter 11 bankruptcy protection thereby calling into question its ability to maintain its level of ethanol production.
Ethanol Marketing
We expect to sell most of the ethanol we produce to Eco-Energy, Inc. (“ECO”), and if ECO fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss. Our financial performance may be dependent upon the financial health of ECO, as a significant portion of our accounts receivable are expected to be attributable to ECO and its customers. If ECO fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.

Distillers Grains Marketing
With the advancement of research into the feeding rations of poultry and swine, we anticipate these markets will continue to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit.
We entered into an agreement with Palmetto Grain Brokerage, LLC (“Palmetto”) to market our distillers grains to the rail market. As a result, we are dependent on Palmetto to competitively market our distillers grains to the rail market and if Palmetto breaches its contract or does not have the ability to competitively market our distillers grains, we will have to market our distillers grains to the local market by entering into agreements for the sale of our dried distillers grains with third party purchasers. Our failure to sell all of our distillers dried grains feed products may result in less income from sales, reducing our revenue stream and our overall profitability.
Derivatives
We are exposed to market risks from changes in corn, natural gas, and ethanol prices. We may seek to minimize these commodity price fluctuation risks through the use of derivative instruments. Although we will attempt to link these instruments to sales plans, market developments, and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements. We may incur such costs and they may be significant.
Technology Developments
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
Government Legislation and Regulations
The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the renewable fuels standard (“RFS”), help support a market for ethanol that might disappear without this incentive; as such, a waiver of minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease.

Liquidity and Capital Resources
Financial Results
As of September 30, 2008, we have total assets of approximately $179,000,000 consisting primarily of cash and cash equivalents, inventory, and property and equipment. Our current assets for the same period are approximately $13,470,500, consisting primarily of cash and inventory. We have current liabilities of approximately $32,600,000 consisting primarily of accounts payable, a revolving line of credit, accrued expenses, and accrued interest. Our long term debt obligations total approximately $88,000,000. Total members’ equity as of September 30, 2008, was approximately $60,800,000. From our inception to our fiscal year ended September 30, 2008, we have generated no revenue from operations. For the year ended September 30, 2008, and the period from inception to September 30, 2008, we had net losses of $10,280,000 and $14,270,000, respectively, primarily due to start-up business costs.
Project Capitalization
We issued 2,000 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 600 units to our founders at a price of $333.33 per unit. We have total proceeds from our two previous private placements of $1,200,000. Our seed capital supplied us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we raised additional equity and procured our initial debt financing.
We filed a registration statement on Form SB-2 with the SEC which became effective on June 7, 2006. We also registered units for sale in the states of Georgia, Florida, New York and South Dakota. The registered offering was for a minimum of 40,000 units and a maximum of 90,000 units at a purchase price of $1,000 per unit. At September 30, 2008, we had issued approximately $74,010,000 in membership units through our registered offering. We currently have 76,610 membership units outstanding, this includes 2,600 units issued in our two previous private placement offerings to our founders and our seed capital investors.
Senior Credit Facility
On November 30, 2006, we closed a debt financing arrangement with Southwest Georgia Farm Credit (“SGFC”), in which SGFC arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000 (“Senior Credit Facility”). We signed a promissory note and the proceeds were placed in Bond Trustee accounts with Wells Fargo. SGFC also extended a revolving line of credit in the amount of $11,000,000 to us for commercial purposes in furtherance of our ethanol production facility. The notes with SGFC were collateralized by all of our assets. On the date of the closing, approximately $1,380,000 was paid from the Bond Trustee accounts on our behalf to pay certain closing costs and fees. Under the terms of the arrangement, we were required to maintain approximately $7,671,000 in a bond reserve fund.
On October 29, 2007, we notified SGFC of our intention to cancel our $82,500,000 debt financing arrangement and $11,000,000 revolving line of credit with SGFC effective November 20, 2007. In conjunction with the cancellation, we repaid the promissory notes with the restricted cash and cash equivalents held in the Bond Trustee accounts and a portion of the amount maintained in the bond reserve fund described in the preceding paragraph. We also wrote-off approximately $2,049,000 of deferred debt financing costs associated with this credit agreement.
On November 20, 2007, First United and Southwest Georgia Ethanol, LLC (“SWGE”), our newly formed and wholly owned subsidiary, entered into a senior credit agreement that provides for (1) a construction loan facility in an aggregate amount of up to $100,000,000 which matures on the earlier of February 20, 2009 or the date the construction loans made thereunder are converted into term loans (the “Conversion Date”), (2) a term loan facility in an aggregate amount of up to $100,000,000 which matures on the earlier of that date which is six years after the Conversion Date or November 20, 2015 (the “Final Maturity Date”); and (3) a working capital loan in an aggregate amount of up to $15,000,000 which matures twelve months after the Conversion Date. The primary purpose of the credit facility is to finance the construction and operation of our ethanol plant.
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

SWGE has the option to select between two floating interest rate loans under the terms of the senior credit agreement: Base Rate Loans bear interest at the Administrative Agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the Administrative Agent’s prime rate) plus 2.75% per annum. Eurodollar Loans bear interest at LIBOR plus 3.75%. We have entered into an interest rate swap with WestLB to convert this variable rate interest into a fixed rate, with the LIBOR component fixed at 4.04%.
Under the terms of the senior credit agreement, SWGE has agreed to pay a quarterly commitment fee equal to 0.50% per annum on the unused portion of the construction loan and working capital loan. SWGE’s obligations under the senior credit agreement are secured by a first-priority security interest in all of First United’s assets, including its equity interest in SWGE.
The senior credit agreement also required SWGE to enter into an accounts agreement among SWGE, Amarillo National Bank, as the Accounts Bank and Securities Intermediary, and WestLB as the collateral agent and administrative agent. Among other things, the accounts agreement establishes certain special, segregated project accounts and establishes procedures for the deposits and withdrawals of funds into these accounts. Substantially all cash of SWGE is required to be deposited into the project accounts subject to security interests to secure obligations in connection with the senior credit. Funds are released from the project accounts in accordance with the terms of the accounts agreement.
On June 2, 2008, we received a waiver regarding noncompliance with certain debt financing covenants in connection with the litigation described above.
As of September 30, 2008, we had drawn approximately $81,011,000 of the $100,000,000 construction loan and had $11,900,000 outstanding on the $15,000,000 working capital loan.
Subordinated Debt
On November 30, 2006, we closed a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. We signed a promissory note, which is collateralized by our assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. We are required to maintain a debt service reserve with the Bond Trustee in the amount of $1,180,000. Additionally, the Company is required to make quarterly payments of $216,667 to the Bond Trustee during fiscal year 2008 to satisfy the principal and interest requirements. During the quarter ending December 31, 2007, the Company drew approximately $8,162,000 from the Bond Trustee account to pay for construction costs. The Bond Trustee made the annual interest payment to the bond holders of approximately $752,000 in December 2007. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note with annual principal payments to the bond holders beginning in December 2008. The first payment is in the amount of $150,000.
Other Notes Payable
We have financed the acquisition of certain equipment through two notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $264,480.
Project Cost
The total cost of the plant was approximately $196,500,000, which includes approximately $132,426,000, including CCI contingencies of approximately $4,574,000, to build the plant and approximately $64,074,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital.

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
Employees
We currently have 53 full-time employees and five part-time employees. Approximately nine of our employees are involved primarily in management and administration, and the remainder will be involved primarily in plant operations.
Our board officers are Thomas H. Dollar, II, Chairman; Tommy L. Hilliard, Vice Chairman; Steve Collins, Treasurer; Bryant Campbell, Secretary. Our Chief Executive Officer is Mr. Murray Campbell and our Chief Financial Officer is Lawrence Kamp. The following table represents the full-time personnel within the plant:

# Full-Time
Position	Personnel
CEO	1
Communications Director	1
General Manager	1
Director of Grains and Marketing	1
CFO	1
Production Supervisors	4
Superintendent	1
Engineer	1
Lab Assist	1
Maintenance	10
Plant Technicians	26
Accounting	3
Operations Assist	1
Logistics Manager	1

TOTAL	53

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
First United Ethanol, LLC
We have audited the accompanying consolidated balance sheets of First United Ethanol, LLC (a development stage company) and Southwest Georgia Ethanol, LLC (a wholly owned subsidiary) as of September 30, 2008, and the related consolidated statements of operations, changes in members’ equity, and consolidated statements of cash flows for the years ending September 30, 2008 and 2007 and for the period from inception (March 9, 2005) through September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First United Ethanol, LLC (a development stage company) and Southwest Georgia Ethanol, LLC (a wholly owned subsidiary) as of September 30, 2008, and the results of their operations and their cash flows for each of the years ended September 30, 2008 and 2007 and for the period from inception (March 9, 2005) through September 30, 2008, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of First United Ethanol, LLC (a development stage company) and Southwest Georgia Ethanol’s (a wholly owned subsidiary) internal control over financial reporting as of September 30, 2008, included in the accompanying 10-KSB and, accordingly, we do not express an opinion thereon.
HEIN & ASSOCIATES LLP
Denver, Colorado
December 17, 2008

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

September 30, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,685,978
Inventory	4,542,099
Other current assets	1,242,410

Total current assets	13,470,487

PROPERTY AND EQUIPMENT, at cost
Office furniture and equipment	935,869
Land	1,005,000
Construction in progress	156,115,623
Less accumulated depreciation	(40,208)

158,016,284

RESTRICTED CASH AND CASH EQUIVALENTS	2,144,094

DEFERRED DEBT FINANCING COSTS, net of amortization	5,485,738

TOTAL ASSETS	$179,116,603

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Revolving line of credit	$11,900,000
Current portion of long term debt and capital lease obligation	3,239,850
Current portion of derivative instruments	129,739
Accounts payable and accrued expenses	12,648,499
Accrued interest	1,680,318

Total current liabilities	29,598,406

DEFERRED GRANT PROCEEDS	50,000

DERIVATIVE INSTRUMENTS	501,588

CAPITAL LEASE OBLIGATIONS	126,327

LONG-TERM DEBT	88,063,418

TOTAL LIABILITIES	118,339,739

COMMITMENTS AND CONTINGENCIES (Note 3 and 4)

MEMBERS’ EQUITY
Membership contributions, 76,610 units issued and outstanding	75,042,636
Deficit accumulated during the development stage	(14,265,772)

Total members’ equity	60,776,864

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$179,116,603

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
	Year ending	Year ending	March 9, 2005 (inception)
	September 30, 2008	September 30, 2007	through September 30, 2008

Revenues	$—	$—	$—

Operating expenses
Organizational expenses	—	—	25,145
Start-up expenses	—	740,000	979,966
General and administrative expenses	5,068,196	2,077,528	7,559,472

Total	5,068,196	2,817,528	8,564,583

Operating loss	(5,068,196)	(2,817,528)	(8,564,583)

Other income (expense)
Other income	426,611	—	442,611
Unrealized loss on derivative instrument	(631,327)	—	(631,327)
Interest expense	(5,556,156)	(6,801,987)	(12,358,143)
Interest income	545,878	6,066,135	6,845,670

	(5,214,994)	(735,852)	(5,701,189)

Net loss	$(10,283,190)	$(3,553,380)	$(14,265,772)

Net loss per unit (Basic and Diluted)	$(134.23)	$(56.87)	$(384.37)

Weighted average units outstanding	76,610	62,484	39,908

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Units	Members Equity
Balance, March 9, 2005		$—

Contributed capital for 600 units at $333.33 per unit, March 2005	600	200,000

Contributed capital for 2000 units at $500.00 per unit, September 2005	2,000	1,000,000

Cost related to contributed capital		(13,692)

Net loss for the period ending September 30, 2005		(159,166)

Members’ equity at September 30, 2005	2,600	$1,027,142

Contribution of services from Directors		9,000

Subscribed units, 66,810 units		66,812,000

Net loss for the year ending September 30, 2006		(270,035)

Members’ equity at September 30, 2006	2,600	$67,578,107

Issuance of subscribed units, 66,810 units	66,810	—

Contributed capital for 7,200 units at $1,000 per unit	7,200	7,200,000

Cost related to contributed capital		(244,460)

Unit-based compensation expense for unit options to employees		42,491

Net loss for the year ending September 30, 2007		(3,553,380)

Members’ equity at September 30, 2007	76,610	$71,022,758

Unit-based compensation expense for unit options to employees		37,296

Net loss for the year ending September 30, 2008		(10,283,190)

Members’ equity at September 30, 2008	76,610	$60,776,864

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
	Year ending	Year ending	March 9, 2005 (inception)
	September 30, 2008	September 30, 2007	through September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,283,190)	$(3,553,380)	$(14,265,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contribution of services	—	—	9,000
Depreciation expense	34,368	6,835	44,079
Amortization of prepaid interest expense and deferred financing costs	3,413,306	879,779	4,293,085
Non-cash compensation expense	37,296	42,491	79,787
Unrealized losses on derivative instruments	631,327	—	631,327
Changes in assets and liabilities:
Increase in inventory	(4,542,099)	—	—
(Increase) decrease in accrued interest receivable	245,774	(2,310,861)	(2,289,519)
(Increase) in other assets	(830,751)	(560,980)	(1,391,730)
Increase (decrease) in accounts payable and accrued expenses	11,857,025	660,218	12,648,499
Increase in accrued interest	1,260,873	1,631,242	2,892,115
Increase in deferred grant proceeds	—	—	50,000

Net cash provided by (used in) operating activities	1,823,929	(3,204,656)	2,700,871

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(200,000)
Purchase of property and equipment	(91,650,508)	(57,932,393)	(149,757,234)

Net cash used in investing activities	(91,850,508)	(57,932,393)	(149,757,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of members equity	—	74,012,000	75,212,000
Proceeds from issuance of notes payable	81,011,368	—	81,011,368
Repayment of long-term debt and capital lease obligations	(8,973)	—
Proceeds from revolving line of credit	11,900,000	—
Release (funding) of restricted cash balance	7,022,799	(7,671,150)	(648,351)
Expenditures for debt financing and equity offering costs	(5,880,068)	(1,841,118)	(7,981,604)

Net cash provided by financing activities	94,045,126	64,499,732	147,593,413

Increase (decrease) in cash and cash equivalents	4,018,547	3,362,683	537,050

Cash and cash equivalents, beginning of period	3,667,431	304,748	—

Cash and cash equivalents, end of period	$7,685,978	$3,667,431	$537,050

Supplemental cash flow information
Cash paid for interest	$4,980,004	$5,170,745	$10,150,749

Non-cash investing and financing activities
Equipment financed through notes payable and capital lease obligations	$427,200	$—	$427,200
Contribution of services from Directors	$—	$—	$9,000
Proceeds from notes payable received by Bond Trustee	$—	$92,500,000	$92,500,000
Repayment of notes payable paid by Bond Trustee	$82,500,000	$—	$82,500,000
See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC, (a development stage Georgia limited liability company) (the “Company”) is located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. As of September 30, 2008, the Company is in the development stage with its efforts being principally devoted to organizational, financing, construction and start-up activities. The Company formally began ethanol operations in October 2008.
The Company was formally organized as a limited liability company on March 9, 2005 under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC. In November 2007, the Company’s wholly owned subsidiary, Southwest Georgia Ethanol, LLC was formed in conjunction with the debt financing agreement with West LB (see Note 7). First United Ethanol, LLC transferred the majority of its assets and liabilities to Southwest Georgia Ethanol, LLC.
Basis of Presentation
The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary, which is wholly owned. All material inter-company accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements, in conformity with accounting principals generally accepted in the United States of America require that management make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities and other items, as well as the reported revenues and expenses. Actual results could differ from those estimates.
Revenue Recognition
To date, no revenue has been earned. After construction is completed and production commences, the Company expects to recognize revenue from the production of ethanol when the revenue cycle is complete and the title transfers to customers, net of any allowance for estimated returns.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company segregates cash held in escrow and cash restricted for use by the subordinated debt issue as non-current.
Inventories
Corn, chemicals and supplies, work in process, ethanol and distiller grains inventories are stated at the lower of cost or market on the weighted average cost method. As of September 30, 2008, the Company has not commenced operations and has no work in process or finished goods.
Deferred Debt Financing Costs
Costs incurred related to obtaining the Company’s debt facilities are recorded as deferred offering costs and amortized over the life of the related debt. These costs include direct and incremental costs related to the debt facilities such as legal fees, origination fees, and related costs. In November 2007, the Company refinanced its senior debt with another entity. Consequently, the Company wrote-off approximately $2,049,000 of deferred debt financing costs associated with the debt facilities it had as of September 30, 2007. As of September 30, 2008, the Company has recorded amortization of approximately $874,000 relative to its refinanced senior debt and its subordinated debt.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
Property and Equipment
Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. The Company capitalizes interest expense as part of the cost of construction of its plant and equipment and will be depreciated over the life of the related assets. Capitalized interest totaled approximately $2,886,230 at September 30, 2008. Office furniture and equipment is depreciated over the estimated useful life of 3 to 15 years on a straight-line basis.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.
Grant Proceeds
Grant proceeds consist of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Proceeds received are either recognized as other income or used to reduce the basis of depreciable property or equipment acquired, depending on the conditions of the grant. If no conditions are specified in the grant, management recognizes the grant proceeds as other income or a reduction of the basis of depreciable property based on management’s assessment of the purpose of the grant. As of September 30, 2008, the Company had received a total of $50,000 in grant proceeds which has been deferred and will be used to reduce the basis of the facility as of the date operations begin.
Organization and Start-up Costs
Organizational and start-up costs are expensed as incurred.
Income Taxes
The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners or members and are taxed at the partner (member) level. Accordingly, no income tax provision has been reflected in these financial statements. The differences between the financial basis and tax basis of assets are organization and start-up costs that are capitalized for tax purposes and expensed on the financial statements. The difference between the financial basis and tax basis of the liabilities relates to the non-deductible unrealized loss on derivative financial instruments.
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, derivative instruments, other receivables, accounts payable, accrued expenses and long-term debt. Management believes the fair value of each of these financial instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.
Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
The Company intends to enter into short-term cash, options and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity prices. All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for as marked to market. Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.
Unrealized gains and losses related to derivative contracts are included as a component of other income and expense in the accompanying consolidated financial statements as the Company is still in the development stage as of September 30, 2008. For the statement of cash flows, such contract transactions are classified as operating activities.
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
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
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
NOTE 3. COMMITMENTS AND CONTINGENCIES
Development Stage Operations and Liquidity
The Company was in the development stage as of its fiscal year ended September 30, 2008.  On October 10, 2008 the plant was completed and operations commenced.   The total cost of the organization, start up and construction of the plant was approximately $196,500,000 (unaudited).  The Company’s liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels on October 10, 2008 (commencement of operations), the Company expects operations will generate adequate cash flows to maintain operations.  The assumptions assume that the Company will be able to produce to near capacity and the Company will be able to sell all the ethanol that is produced at the plant.  In addition, government incentives continue to be offered for the ethanol industry.  The Company also expects to be able to satisfy its cash requirements for the next 12 months using its revolving line of credit, senior credit facility, and earnings from operations.  However, the assumptions above may be affected if the economic downturn continues, government incentives are removed or the market conditions become unstable which could affect the profit margins negatively.  A reduction in profit margins could cause the Company not being able to satisfy commitments with its currently working capital and unused lines of debt financing over the next 12 months.  Even though the Company is not seeking additional funding, the Company’s ability to raise additional capital or financing, if needed,  maybe effected in the current economic downturn.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
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
Design Build Agreement
On November 16, 2006, the Company entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the cost of materials. Fagen, Inc. accepted our notice to proceed on June 7, 2007. The contract price of $125,903,700 has been adjusted by the percentage change in the construction cost index (“CCI”) between the January 2006 CCI referenced in the design-build contract and the June 2007 CCI, which came out to an increase of approximately $4,574,000 for an adjusted total contract price of approximately $130,478,000. Accordingly, CCI adjustment of $4,574,000 is within the Company’s budgeted CCI contingency of $6,000,000. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. The Company also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted a notice to proceed with construction, the Company would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will the Company have to pay Fagen, Inc. an early completion bonus of more than $1,000,000. No amount has been recorded in the financial statements for an early completion bonus as the plant is not complete as of September 30, 2008, however the plant was completed in October 2008 and the Company will owe the full early completion bonus. As of September 30, 2008, the Company has paid Fagen, Inc. approximately $132,000,000 for construction of the plant.
Permits
Certain permits for construction and environmental matters will be required to be obtained by the Company to commence construction and operations.
Land Option
The Company paid $5,000 for a one-year option to purchase certain parcels of the land totaling 267 acres. In November 2006, the Company exercised its option on part of the land and completed the purchase of 194 acres for approximately $1,000,000. The Company exercised its option to purchase the remaining 73 acres of land in the year ending September 2008.
Agreement with Director
In April 2006, the Company entered into a consulting agreement with a director of the Company. The consulting agreement provides for the director to provide management services and be compensated in the amount of $130,000, payable in two equal installments. The first installment was due and paid in November 2006 when the Company executed its definitive documents for debt financing and the second payment is due upon the first production of ethanol for sale, which was paid in October 2008.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
Agreements with Officers
In March 2007, the Company entered into an employment agreement with the Chief Financial Officer of the Company. The employment agreement can be terminated by the Company or the officer with 90 days written notice and provides for the officer to receive an option to purchase up to 0.25% of the total outstanding units at the close of the initial equity offering at a purchase price of $1,000 per unit. The option vesting period began in calendar year 2008 and will be fully vested in calendar year 2010, and expense is being recognized from the issuance of the options at the close of the equity offering through the vesting period in 2010.
In December 2007, the Company entered into an employment agreement with the General Manager of the Company. The employment agreement can be terminated by the Company or the officer with 90 days written notice and provides for the employee to receive an option to purchase up to 0.25% of the total outstanding units at the close of the initial equity offering at a purchase price of $1,000 per unit. The option vesting period began in calendar year 2008 and will be fully vested in calendar year 2010, and expense is being recognized from January 1, 2008 through the vesting period in 2010.
In May 2008, the Company entered into an employment agreement with the Director of Grain Marketing of the Company. The employment agreement can be terminated by the Company or the officer with 90 days written notice and provides for the employee to receive an option to purchase up to 0.25% of the total outstanding units at the close of the initial equity offering at a purchase price of $1,000 per unit. The option vesting period began in calendar year 2009 and will be fully vested in calendar year 2011 and expense is being recognized from January 1, 2008 through the vesting period in 2011.
Interest Rate Swap
The Company has managed through the use of interest rate derivative contracts a portion of its floating interest rate exposure. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset losses and gains on its variable-rate debt. The notional amount of the swap at September 30, 2008 was $74,512,500. The effect of the swap is to limit the interest rate exposure to a fixed rate of 4.04% verses a variable interest rate. The swap’s notional amount will increase to $99,350,000 by December 2008 and then decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance. The estimated fair value of this agreement at September 30, 2008, was a liability of approximately $631,327, which is included in other long-term liabilities in the Company’s balance sheet. Included in the Company’s statement of operations for the year ended September 30, 2008 is unrealized loss of $631,327 related to this interest rate swap.
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
The Company entered into a Grain Brokerage Agreement with Palmetto Grain Brokerage, LLC, a South Carolina limited liability company (“Palmetto”), in November 2006. Under this agreement, Palmetto will seek out third party suppliers of grain for the Company to purchase and identify third party purchasers of the Company’s dried distillers grains. The initial term of the agreement runs through December 31, 2009, and will automatically renew for successive one year terms unless either party provides six months notice to the other prior to the expiration of the primary term or any renewal term. As primary consideration and in addition to any fees that are commission based, the Company is to pay an annual fee to Palmetto of $50,000 in 2008 and 2009.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
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
The Company also entered into a Natural Gas Supply and Capacity Agreement with the City, on January 26, 2007. Under the agreement, the Company will purchase from the City firm natural gas supplies in the amount of 10,595 MMBtu per day at agreed upon prices listed in the agreement. The Company is required to purchase all of its natural gas requirements from City. The term of the agreement is approximately 10 years and is commencing in October of 2008.
The Company entered into a Contract for Electric Service (“Contract for Electric Service”) and an Excess Facilities Charge Agreement (“Facilities Charge Agreement”) with Georgia Power Company (“Georgia Power”), on April 27, 2007. The initial term of the Contract for Electric Service shall be five years from the commencement of electric service and shall continue in effect until terminated by either party. During the term of the Contract for Electric Service, the Company will pay monthly charges calculated in accordance with the applicable rules, regulations and rate schedules. Under the Facilities Charge Agreement, Georgia Power will install facilities on the Company’s premises. The Company will pay Georgia Power for the cost of installing the facilities in the amount of approximately $1,724,000 and interest in three annual payments of approximately $656,000. The first annual payment will become due in June 2009. The Company will also pay Georgia Power for the allocated costs of operating and maintaining the facilities and shall pay ongoing annual facilities charges of $95,000.
The Company entered into a Risk Management Contract with FCStone, LLC on July 9, 2007. Pursuant to the terms of the Contract, FCStone shall provide services to the Company in the implementation of a full service price risk management program and grain procurement program for the Company. The initial term of the Contract is through October 2009. As of September 30, 2008, the Company had no open positions. The Contract will automatically renew for an additional term of one year unless the Company gives notice of non-renewal. During the term of the Contract, the Company will pay a monthly fee to FCStone for services and materials provided under the Contract. In addition to such fees, the Company shall also pay to FCStone any transaction commissions, fees, services charges or mark-ups arising from options, futures or other risk management or cash commodity transactions executed or brokered through FCStone. FCStone guarantees the rate for exchange-traded futures, options contracts and over-the-counter transactions during the initial term of the Contract.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
NOTE 4. RELATED PARTIES
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.3% of the outstanding units.
See Note 3 for a description of a consulting agreement with a director of the Company.
NOTE 5. UNIT OPTION PLAN
The Company adopted the First United Ethanol, LLC Membership Unit Option Plan (the Plan) during April 2007. The Plan permits the grant of unit options and units to its employees for up to 2% of the units outstanding as of the close of the Company public offering of Membership Units, or 1,532 units. The Company believes that such awards better align the interests of its employees with those of its members. Option awards are generally granted with an exercise price equal to the market price of the Company’s units at the date of grant; those option awards generally vest based over three to five years of continuous service and have ten-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control or termination without cause (as defined in the Plan). The Company accounts for options awarded under this Plan in accordance with SFAS No. 123R (Revised 2004), Share-Based Payments. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.
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
SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future non-vested option forfeitures at 0% as of September 30, 2007 and incorporated this rate in estimated fair value of employee option grants. During the year ending September 30, 2008, the largest grant issued by the Company was forfeited, which resulted in a reduction of stock-based compensation cost of approximately $64,000. The Company does not expect any further forfeitures and thus assumed a 0% forfeiture rate for new grants.

	2008	2007

Expected volatility	66%	66%
Expected dividends	—	—
Expected term (in years)	6	6
Risk-free rate	3.97%	5.12%

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
A summary of option activity under the Plan as of September 30, 2008 and 2007, and changes during the years then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price	Term	Value

Outstanding at October 1, 2006	—	$—		$—
Granted	957	1,000	10	—
Exercised	—	—		—
Forfeited or expired	—	—

Outstanding at September 30, 2007	957	$1,000	9.25	$—

Granted	382	1,000	10	—
Exercised	—	—
Forfeited	(766)	1,000		—

Outstanding at September 30, 2008	573	1,000	9.25	—

Exercisable at September 30, 2008	—	$—	$—	$—

As of September 30, 2008, there was approximately $284,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of 3 years.
NOTE 6. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in equipment construction-in-process equipment.

2008

De Lage Landen Financial services, 60 months, interest rate of 7.5%.	$153,747
Less current portion	(27,420)

$126,327

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
Future minimum payments, by year, under the capital lease are due as follows:

Year ending September 30:
2009	$38,021
2010	38,021
2011	38,021
2012	38,021
2013	31,684

Total minimum lease payments	183,768
Amounts representing interest	(30,021)

Present value of net minimum lease payments	$153,747

NOTE 7. DEBT FINANCING ARRANGEMENTS
Southwest Georgia Farm Credit Arrangement — Senior Debt
On November 30, 2006, the Company closed a debt financing arrangement with Southwest Georgia Farm Credit (“SGFC”), in which SGFC arranged for the Mitchell County Development Authority to issue tax exempt and taxable bonds in the amount of $82,500,000 (“Senior Credit Facility”). The Company signed a promissory note and the proceeds were placed in Bond Trustee accounts with Wells Fargo. SGFC also extended a revolving line of credit in the amount of $11,000,000 to the Company for commercial purposes in furtherance of its ethanol production facility. The notes with SGFC were collateralized by all of the Company’s assets. On the date of the closing, approximately $1,380,000 was paid from the Bond Trustee accounts on behalf of the Company to pay to certain closing costs and fees. Under the terms of the arrangement, the Company was required to maintain approximately $7,671,000 in a bond reserve fund.
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
The Company’s long-term debt outstanding as of September 30, 2008 is summarized as follows:

West LB Construction Loan, variable interest rates from 6.54% to 7.75%, described below	$81,011,368
Subordinated debt facility, interest rate of 7.5%, described below	10,000,000
Notes payable John Deere Credit, interest rate of 5.3%, described below	264,480

91,275,848
Less current portion	(3,212,430)

$88,063,418

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
The maturities of long-term debt at September 30, 2008 are as follows:

Year ending September 30:
2009	$3,212,430
2010	6,665,806
2011	6,704,366
2012	6,596,878
2013	6,570,000
Thereafter	61,526,368

Total	$91,275,848

West LB Credit Arrangement — Senior Debt
On November 20, 2007, the Company and Southwest Georgia Ethanol, LLC (“SWGE”), its newly formed and wholly owned subsidiary, entered into a senior credit agreement that provides for (1) a construction loan facility in an aggregate amount of up to $100,000,000 which matures on the earlier of February 20, 2009 or the date the construction loans made there under are converted into a term loan (which will be the “Conversion Date”), (2) a term loan facility in an aggregate amount of up to $100,000,000 which matures on the earlier of that date which is six years after the Conversion Date or November 20, 2015 (the “Final Maturity Date”); and (3) a working capital loan in an aggregate amount of up to $15,000,000 which matures twelve months after the Conversion Date. The primary purpose of the credit facility is to finance the construction and operation of the Company’s ethanol plant.
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
The senior credit agreement also required SWGE to enter into an accounts agreement among SWGE, Amarillo National Bank, as the Accounts Bank and Securities Intermediary, and WestLB as the collateral agent and administrative agent. Among other things, the accounts agreement establishes certain special, segregated project accounts and establishes procedures for the deposits and withdrawals of funds into these accounts. Substantially all cash of SWGE is required to be deposited into the project accounts subject to security interests to secure obligations in connection with the senior credit. Funds are released from the project accounts in accordance with the terms of the accounts agreement.
On June 2, 2008, the Company received a waiver regarding noncompliance with certain debt financing covenants in connection with the litigation described in Note 3.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
As of September 30, 2008, the Company has drawn approximately $81,011,000 of the $100,000,000 construction loan and has $11,900,000 outstanding on the $15,000,000 working capital loan.
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
Other notes payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $264,480.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 8A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of First United Ethanol is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

Our management, including our Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Exchange Act of 1934, as amended) as of September 30, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

As of our fiscal year ended September 30, 2007, management had identified a material weakness in our internal controls related to the design or operation of our disclosure controls and procedures and our internal controls over financial reporting. Our management worked with our Audit Committee to identify and implement corrective actions where required to improve our internal controls, including the enhancement of our reporting systems and procedures. Specifically, we have implemented a more sophisticated accounting software system to track our financial activities and we have dedicated personnel to operate the system. In addition, we have developed reconciliation procedures for financial transactions and our accounting systems and we are presenting the information generated from these reconciliations to our board of directors on a monthly basis. We have hired additional personnel qualified in the areas of accounting and financial management to assist our Chief Financial Officer. As of our fiscal year ended September 30, 2008, we believe these actions have remediated the material weakness by focusing additional attention and resources in our internal accounting functions.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION.
None.
PART III.
Pursuant to General Instruction G(3), we omit Part III, Items 9, 10, 11, 12, and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-KSB or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (September 30, 2008).
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2009 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2009 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2009 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2009 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year.
ITEM 13. EXHIBITS
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.51	Termination of Employment Agreement with Anthony Flagg dated January 22, 2008	1

10.52	Employment Agreement with Murray L. Campbell dated March 21, 2008	2

10.53	Design Build Agreement with C. Terry Hunt Industries, Inc. d/b/a Advanced Vessel and Alloy dated February 20, 2008	3

10.54	First Amendment to Design Build Agreement with C. Terry Hunt Industries, Inc. d/b/a Advanced Vessel and Alloy dated March 26, 2008	3

10.55	Carbon Dioxide Supply Agreement with Airgas Carbonic, Inc. dated June 27, 2008	4

10.56	Amended and Restated Non-Qualified Membership Unit Option Agreement with Larry Kamp dated August 7, 2008	5

10.57	Paving Agreement with The Scruggs Company dated August 19, 2008	6

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on January 31, 2008.

(2)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on March 26, 2008.

(3)	Incorporated by reference to Exhibit 99.1 and Exhibit 99.2 in Form 8-K filed on April 1, 2008.

(4)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on July 9, 2008.

(5)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on August 12, 2008.

(6)	Incorporated by reference to Exhibit 99.1 in Form 8-K filed on August 26, 2008.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2009 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC

Date: December 22, 2008	/s/ Murray Campbell
Murray Campbell Chief Executive Officer and Director

Date: December 22, 2008	/s/ Lawrence Kamp
Lawrence Kamp Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2008	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer and Director

Date: December 22, 2008	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

Date: December 22, 2008	/s/ Miley Adams
Miley Adams, Director

Date: December 22, 2008	/s/ Steve Collins
Steve Collins, Treasurer and Director

Date: December 22, 2008	/s/ Bryant Campbell
Bryant Campbell, Secretary and Director

Date: December 22, 2008	/s/ Donald Shirah
Donald Shirah, Director

Date: December 22, 2008	/s/ Tommy Hilliard
Tommy Hilliard, Vice Chairman and Director

Date: December 22, 2008	/s/ John B. Johnson
John B. Johnson, Director

Date: December 22, 2008	/s/ Thomas H. Dollar, II
Thomas H. Dollar, II, Chairman and Director

Date: December 22, 2008	/s/ Robert L. Holden, Sr.
Robert L. Holden, Sr., Director

Date: December 22, 2008	/s/ Kenneth Jack Hunnicutt
Kenneth Jack Hunnicutt, Director

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350