Form 10-Q
period 2008-12-31
FIRST UNITED ETHANOL LLC
filed 2009-02-17
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-53039
FIRST UNITED ETHANOL, LLC
(Name of registrant as specified in its charter)

Georgia	20-2497196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4433 Lewis B. Collins Road, Pelham, Georgia	31779
(Address of principal executive offices)	(Zip Code)
(229) 522-2822
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 10, 2009 there were 76,610 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	December 31, 2008	September 30, 2008
	(Unaudited)	***
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,352,317	$7,685,978
Accounts receivable, net of allowance for doubtful accounts of $71,300	7,440,502	—
Inventory	7,287,381	4,542,099
Other current assets	519,537	1,242,410

Total current assets	17,599,737	13,470,487

PROPERTY AND EQUIPMENT, at cost
Office building furniture and equipment	750,934	302,987
Land and land improvements	1,000,000	1,005,000
Plant buildings and equipment	159,761,735	—
Construction in progress	—	156,748,505
Less accumulated depreciation	(2,056,956)	(40,208)

	159,455,713	158,016,284

RESTRICTED CASH AND CASH EQUIVALENTS	1,796,464	2,144,094

DEFERRED DEBT FINANCING COSTS, net of amortization	5,233,184	5,485,738

TOTAL ASSETS	$184,085,098	$179,116,603

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Revolving line of credit	$14,284,129	$11,900,000
Current portion of long term debt and capital lease obligation	5,189,850	3,239,850
Current portion of derivative instruments	1,588,038	129,739
Accounts payable and accrued expenses	12,654,279	12,648,499
Deferred revenue	1,510,094	1,680,318

Total current liabilities	35,226,390	29,598,406

DEFERRED GRANT PROCEEDS	—	50,000

DERIVATIVE INSTRUMENTS	1,037,573	501,588

CAPITAL LEASE OBLIGATIONS	119,663	126,327

LONG-TERM DEBT	96,920,068	88,063,418

TOTAL LIABILITIES	133,303,694	118,339,739

COMMITMENTS AND CONTINGENCIES (Note 3 and 4)

MEMBERS’ EQUITY
Membership contributions, 76,610 units issued and outstanding	75,070,227	75,042,636
Accumulated deficit	(24,288,823)	(14,265,772)

Total members’ equity	50,781,404	60,776,864

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$184,085,098	$179,116,603

See Notes to Consolidated Financial Statements.

***	Derived from the audited financial statements for the year ended September 30, 2008.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ending	Three months ending
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$33,105,188	$—
Cost of sales	35,218,980	—

Gross margin	(2,113,792)	—

Operating expenses
General and administrative expenses	3,393,634	710,974

Total	3,393,634	710,974

Operating loss	(5,507,426)	(710,974)

Other income (expense)
Unrealized loss on interest rate swap	(1,994,284)	(285,111)
Interest expense	(2,524,609)	(3,729,249)
Interest income	3,268	515,941

	(4,515,625)	(3,498,419)

Net loss	$(10,023,051)	$(4,209,393)

Net loss per unit (Basic and Diluted)	$(130.83)	$(54.95)

Weighted average units outstanding	76,610	76,610

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ending	Three months ending
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,023,051)	$(4,209,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,016,752	5,125
Amortization of prepaid interest expense and deferred financing costs	252,554	2,655,646
Non-cash compensation expense	27,591	43,984
Unrealized losses on derivative instruments	1,994,284	285,111
Changes in assets and liabilities:
Increase in accounts receivable	(7,440,502)	—
Increase in inventory	(2,745,282)	—
(Increase) decrease in accrued interest receivable	—	270,341
(Increase) in other assets	722,873	62,015
Increase (decrease) in accounts payable and accrued expenses	(924,538)	(2,740,620)
Increase in deferred revenue	1,510,094

Net cash used in operating activities	(14,609,225)	(3,627,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,506,181)	(10,886,971)

Net cash used in investing activities	(3,506,181)	(10,886,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	10,969,311	9,425,374
Repayment of long-term debt and capital lease obligations	(19,325)	—
Proceeds from revolving line of credit	2,384,129	—
Release (funding) of restricted cash balance	(552,370)	7,454,483
Expenditures for debt financing and equity offering costs	—	(5,880,068)

Net cash provided by financing activities	12,781,745	10,999,789

Increase (decrease) in cash and cash equivalents	(5,333,661)	(3,514,973)

Cash and cash equivalents, beginning of period	7,685,978	3,667,431

Cash and cash equivalents, end of period	$2,352,317	$152,458

Supplemental cash flow information
Cash paid for interest	$3,026,927	$2,880,396

Non-cash investing and financing activities
Repayment of notes payable paid by Bond Trustee	$150,000	$82,500,000
See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC (the “Company”) is located near Camilla, Georgia. The Company was organized to pool investors to fund part of the cost of a contemplated 100 million gallon ethanol plant with distribution within the United States. The Company formally began ethanol operations in October 2008. For the fiscal year ending September 30, 2008 and all prior periods, the Company was in the development stage with its efforts being principally devoted to organizational, financing, construction and start-up activities
The Company was formally organized as a limited liability company on March 9, 2005 under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC. In November 2007, the Company’s wholly owned subsidiary, Southwest Georgia Ethanol, LLC was formed in conjunction with the debt financing agreement with West LB. First United Ethanol, LLC transferred the majority of its assets and liabilities to Southwest Georgia Ethanol, LLC.
Basis of Presentation
The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.
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
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured in conformity with the Securities and Exchange Commission’s (“Commission”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.
Revenue from the production of ethanol and related products is recorded when title transfers to customers, which is typically upon shipment from our facility. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.
Interest income is recognized as earned.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
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
Inventories
Corn, natural gasoline, work in process, ethanol and distiller grains inventories are stated at the lower of cost or market on the weighted average cost method.
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
Unrealized gains and losses related to derivative contracts are included as a component of other income and expense in the accompanying consolidated financial statements. For the statement of cash flows, such contract transactions are classified as operating activities.
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
Reclassifications
Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. Such reclassification had no effect on net loss.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
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
In May 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its future financial reporting.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a material impact on its consolidated financial statements.
In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting company can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The Company is evaluating what effect, if any, EITF 07-05 might have on the Company’s financial position and operating results.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 2. INVENTORIES
A summary of inventories at December 31, 2008 is as follows (in thousands):

December 31,
2008
Corn	3,881,046
Natural gasoline	201,019
Work in process	915,915
Ethanol	2,046,223
Distiller grains	243,178

Total	7,287,381

NOTE 3. COMMITMENTS AND CONTINGENCIES
Liquidity
The Company was in the development stage as of its fiscal year ended September 30, 2008. In October 2008 the plant was substantially completed and operations commenced. The total cost of the organization, start up and construction of the plant was approximately $196,500,000 (unaudited). The Company has incurred substantial losses since inception. If substantial losses continue, or if the Company is unable to obtain additional working capital, liquidity concerns may require the Company to curtail operations or pursue other actions that could adversely affect future operations. The Company and its senior lender are actively reviewing proposals to address potential liquidity constraints that may surface during the first year of operations.
The Company’s liquidity, results of operations and financial performance are subject to many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2008, the Company expects operations will generate adequate cash flows to maintain operations. The assumptions assume that the Company will be able to produce to near capacity and the Company will be able to sell all the ethanol that is produced at the plant.
The Company expects to be able to satisfy its cash requirements for the next 12 months using its revolving line of credit, senior credit facility, and earnings from operations. However, the assumptions above may be affected if the economic downturn continues, government incentives to the ethanol industry are removed or the market conditions become unstable which could affect the profit margins negatively. A reduction in profit margins could cause the Company not being able to satisfy commitments with its currently working capital and unused lines of debt financing over the next 12 months.
Consulting Agreements:
Design Build Agreement
On November 16, 2006, the Company entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $125,903,700, subject to further adjustment for change orders and increases in the cost of materials. Fagen, Inc. accepted our notice to proceed on June 7, 2007. The contract price of $125,903,700 has been adjusted by the percentage change in the construction cost index (“CCI”) between the January 2006 CCI referenced in the design-build contract and the June 2007 CCI, which came out to an increase of approximately $4,574,000 for an adjusted total contract price of approximately $130,478,000. Accordingly, CCI adjustment of $4,574,000 is within the Company’s budgeted CCI contingency of $6,000,000. A mobilization fee of $7,200,000 was paid to Fagen, Inc. on November 30, 2006, pursuant to the terms of the design-build contract. The Company also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen was issued and accepted a notice to proceed with construction, the Company would pay Fagen an early completion bonus of $20,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. The plant was substantially complete in October 2008. The Company recorded $1,000,000 of early completion bonus as of December 31, 2008, which represents the maximum amount under the contract.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
Interest Rate Swap
The Company has managed through the use of interest rate derivative contracts a portion of its floating interest rate exposure. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset losses and gains on its variable-rate debt. The notional amount of the swap at December 31, 2008 was $63,636,124. The effect of the swap is to limit the interest rate exposure to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance.
The estimated fair value of this agreement at December 31, 2008, was a liability of approximately $2,625,611, of which $1,588,038 is included in current liabilities, and $1,307,573 in included in other long-term liabilities in the Company’s balance sheet. Included in the Company’s statement of operations for the three months ended December 31, 2008 is unrealized loss of $1,994,284 related to this interest rate swap.
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
NOTE 5. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in equipment construction-in-process equipment.

2008

De Lage Landen Financial services, 60 months, interest rate of 7.5%	$147,083
Less current portion	(27,420)

$119,663

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
Future minimum payments, by year, under the capital lease are due as follows:

Year ending September 30:
2009	$28,516
2010	38,021
2011	38,021
2012	38,021
2013	31,684

Total minimum lease payments	174,263
Amounts representing interest	(27,180)

Present value of net minimum lease payments	$147,083

NOTE 6. DEBT FINANCING ARRANGEMENTS
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
On October 29, 2007, the Company notified SGFC of its intention to cancel its $82,500,000 debt financing arrangement and $11,000,000 revolving line of credit with SGFC effective November 20, 2007. In conjunction with the cancellation, the Company repaid the promissory notes with the restricted cash and cash equivalents held in the Bond Trustee accounts and a portion of the amount maintained in the bond reserve fund described in the preceding paragraph. The Company also wrote-off approximately $2,049,000 of deferred debt financing costs associated with this credit agreement in the quarter ending December 31, 2007.
The Company’s long-term debt outstanding as of December 31, 2008 is summarized as follows:

West LB Construction Loan, variable interest rates from 6.54% to 7.75%, described below	$91,980,679
Subordinated debt facility, interest rate of 7.5%, described below	9,850,000
Notes payable John Deere Credit, interest rate of 5.3%, described below	251,819

102,082,498
Less current portion	(5,162,430)

$96,920,068

West LB Credit Arrangement — Senior Debt
In November 20, 2007, the Company and Southwest Georgia Ethanol, LLC (“SWGE”), its newly formed and wholly owned subsidiary, entered into a senior credit agreement that provides for (1) a construction loan facility in an aggregate amount of up to $100,000,000 which matures on the earlier of February 20, 2009 or the date the construction loans made there under are converted into a term loan (which will be the “Conversion Date”), (2) a term loan facility in an aggregate amount of up to $100,000,000 which matures on the earlier of that date which is six years after the Conversion Date or November 20, 2015 (the “Final Maturity Date”); and (3) a working capital loan in an aggregate amount of up to $15,000,000 which matures twelve months after the Conversion Date. The primary purpose of the credit facility is to finance the construction and operation of the Company’s ethanol plant.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
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
SWGE has the option to select between two floating interest rate loans under the terms of the senior credit agreement: Base Rate Loans bear interest at the Administrative Agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the Administrative Agent’s prime rate) plus 2.75% per annum. Eurodollar Loans bear interest at LIBOR plus 3.75%. The Company has entered into an interest rate swap with WestLB to convert this variable rate interest into a fixed rate, with the LIBOR component fixed at 4.04% (See Note 3).
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
As of December 31, 2008, the Company has drawn approximately $91,981,000 of the $100,000,000 construction loan and has $14,284,129 outstanding on the $15,000,000 working capital loan.
Subordinated Debt
On November 30, 2006, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. The Company is required to maintain a debt service reserve with the Bond Trustee in the amount $1,180,000. During the quarter ending December 31, 2007, the Company drew approximately $8,162,000 from the Bond Trustee account to pay for construction costs. The Bond Trustee made the annual interest and principal payment to the bond holders of approximately $900,000 in December 2008. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note with annual principal payments to the bond holders beginning in December 2008 of $150,000, $600,000, $635,000, $530,000 and increasing thereafter.
Other notes payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $251,819 as of December 31, 2008.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 6. FAIR VALUE MEASUREMENTS
On October 1, 2008, the Company adopted SFAS No. 157, which defines a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurement. The SFAS No. 157 requirements for certain nonfinancial assets and liabilities have been deferred until the first quarter of our fiscal year ending September 30, 2010 in accordance with FASB Staff Position 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
The fair value hierarchy established by SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:
•	Level 1 — Observable inputs — unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 — Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

•	Level 3 — Unobservable inputs — includes amounts derived from valuation models where one or more significant inputs are unobservable.
In accordance with SFAS No. 157, the Company has classified its investments in marketable securities and derivative instruments into these levels depending on the inputs used to determine their fair values. The Company’s investments in marketable securities consist of money market funds restricted by the bond holders which are based on quoted prices and are designated as Level 1. The Company’s derivative instruments consist of commodity positions and an interest rate swap. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 and the fair value of the interest rate swap is based on quoted prices on similar assets or liabilities in active markets and discounts to reflect potential credit risk to lenders and are designated as Level 2.

The following table summarizes fair value measurements by level at December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investments in marketable securities	$1,596,464	$—	$—	$1,596,464
Commodity derivative assets	384,556	—	—	384,556

Total Assets	$1,981,020	$—	$—	$1,981,020

Liabilities:
Derivative instrument — interest rate swap	—	2,625,611	—	2,625,611

Total Liabilities	$—	$2,625,611	$—	$2,625,611

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-Looking Statements
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
Available Information
Information about us is also available at our website at www.firstunitedethanol.com, under “Investor Relations,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.

Overview
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
We are a company with a limited operating history. Accordingly, we do not yet have comparable income, production and sales data for the three months ended December 31, 2008. If you undertake your own review and comparison of the three months ended December 31, 2008 and the three months ended December 31, 2007, it is important that you keep in mind that we expect our financial results to change significantly now that we have become operational.
Results of Operations
During our fiscal quarter ended December 31, 2008, we transitioned from a development stage company to an operational company. The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2008:

	Quarter Ended
	December 31, 2008
	(Unaudited)
Statement of Operations Data	Amount	Percent
Revenues	$33,105,188	100.0%

Cost of Goods Sold	$35,218,980	106.4%

Gross Profit (Loss)	$(2,113,792)	(6.4)%

Operating Expenses	$3,393,634	10.3%

Operating Income (Loss)	$(5,507,426)	(16.6)%

Other Income (Expense)	$(4,515,625)	(13.6)%

Net Income (Loss)	$(10,023,051)	(30.3)%
Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. For the three months ended December 31, 2008, we received approximately 81% of our revenue from the sale of fuel ethanol and approximately 19% of our revenue from the sale of distillers grains. Management anticipates that the price of gasoline will remain relatively low in the near term, especially as a result of the weakening world economy. If the price of ethanol also remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, even if our raw material costs remain steady. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn. The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current prices for distillers grains. Management anticipates stronger ethanol demand and higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol.

Cost of Goods Sold
Our cost of goods sold was approximately $35,219,000 or 106.4% of our revenues for the three month period ended December 31, 2008. Our two primary costs of producing ethanol and distillers grains are the cost of corn and natural gas. Approximately 77% of our cost of goods sold is attributable to corn costs and approximately 10% is attributable to natural gas costs. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. Our cost of goods sold for our quarter ended December 31, 2008 also includes approximately $2,000,000 in depreciation on our plant, buildings and equipment. This depreciation represents approximately 6% of our cost of goods sold for the period.
Cost of goods sold also decreased approximately 1,051,000 from net gain on derivatives in 2008. These gains resulted from derivatives that we entered in order to lock in the price of corn and were partially offset by losses from derivatives we entered in order to lock in the price of natural gas.
Operating Expense
Our operating expenses as a percentage of revenues were 10.3% for the three month period ended December 31, 2008. Our operating expenses include certain costs related to the construction process and the commencement of operations. For the period ended December 31, 2008, we spent approximately $284,000 on tools and equipment supplies to support operations, and approximately $72,000 on fire safety equipment. Our operating expenses for this period also included approximately $955,000 of property taxes on our facility for the period during which our facility was under construction. Going forward, our property tax liabilities will be accrued monthly. As a result of a portion of these operating expenses be related to the construction process and the commencement of operations, we expect our operating expenses as a percentage of revenues to be lower for the remainder of our 2009 fiscal year.
Operating Income (Loss)
Our loss from operations for the three months ended December 31, 2008 was approximately 16.6% of our revenues. This operating loss was primarily the result of our cost of goods sold relative to our revenues and our high level of operating expenses incurred during our first quarter of operations. Contributing to this loss is the fact that this was our first fiscal quarter as an operating facility. Accordingly, the quarter included a twenty day start-up process during which time the plant was not operating at capacity. In addition, we were forced to shut down the facility for a total of approximately twelve days to address mechanical and technical disruptions encountered during the period ended December 31, 2008. Further, the loss from operations contemplates the operating expenses described above.
Other Income (Expense)
We had total other expense for the fiscal quarter ended December 31, 2008 of approximately $4,500,000 resulting from interest expense and unrealized losses on our interest rate swap. Interest expense for the period was approximately $2,500,000 and unrealized losses on our interest rate swap was approximately $2,000,000.

Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2008.

Three Months ended
December 31, 2008
Production:
Ethanol sold (gallons)	16,942,104
Dried distillers grains sold (tons)	44,912
Revenues:
Ethanol average price per gallon	$1.610
Dried distillers grains revenue per gallon of ethanol sold	$0.340
Wet distillers grains revenue per gallon of ethanol sold	$0.003
Total revenue per gallon of ethanol sold	$1.954
Costs:
Corn cost per gallon of ethanol sold	$1.535
Chemical and additive costs per gallon of ethanol sold	$0.070
Natural gas cost per gallon of ethanol sold	$0.220
Denaturant cost per gallon of ethanol sold	$0.065
Electricity cost per gallon of ethanol sold	$0.030
Transportation cost per gallon of ethanol sold	$0.039
Direct Labor cost per gallon of ethanol sold	$0.000
Overhead cost per gallon of ethanol sold	$0.001
Depreciation cost per gallon of ethanol sold	$0.119
Total cost per gallon of ethanol sold	$2.079
Liquidity and Capital Resources
We have completed approximately three months of operations as of the filing of this report. We have incurred substantial losses since inception. If substantial losses continue, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations. We are currently working with our senior lender to actively review proposals addressing the potential liquidity constraints that may surface during our first year of operations.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2008, we expect operations to generate adequate cash flows to maintain operations. The assumptions assume that we will be able to produce at or near plant capacity and will be able to sell all the ethanol that is produced at the plant.
We also expect to be able to satisfy our cash requirements for the next 12 months using our revolving line of credit, senior credit facility, and earnings from operations. However, the assumptions above may be affected if the economic downturn continues, government incentives to the ethanol industry are removed or the market conditions become unstable which could affect the profit margins negatively. A reduction in profit margins could cause us not to be able to satisfy commitments with its currently working capital and unused lines of debt financing over the next 12 months.
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
On June 2, 2008, we received a waiver regarding noncompliance with certain debt financing covenants in connection with the litigation described below.
As of December 31, 2008, we had drawn approximately $91,981,000 of the $100,000,000 construction loan and had $14,284,000 outstanding on the $15,000,000 working capital loan.
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
Other Notes Payable
We have financed the acquisition of certain equipment through two notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $251,819 as of December 31, 2008.
Our long-term debt outstanding as of December 31, 2008 is summarized as follows:

West LB Construction Loan, variable interest rates from 6.54% to 7.75%	$91,980,679
Subordinated debt facility, interest rate of 7.5%, described below	9,850,000
Notes payable John Deere Credit, interest rate of 5.3%, described below	251,819

102,082,498
Less current portion	(5,162,430)

Long-term debt outstanding as of December 31, 2008	$96,920,068

Project Cost
The total cost of the plant was approximately $196,500,000, which includes approximately $132,426,000, including CCI contingencies of approximately $4,574,000, to build the plant and approximately $64,074,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital.
Quarterly Financial Results
As of December 31, 2008, we have total assets of approximately $184,100,000 consisting primarily of our inventory, accounts receivable, as well as our plant and equipment. We have current liabilities of approximately $35,100,000 consisting primarily of our revolving line of credit and our accounts payable, including the $1,000,000 early completion bonus payable to Fagen, Inc. As of December 31, 2008, we have incurred long-term debt of approximately $96,900,000. Total members’ equity as of December 31, 2008, was approximately $50,900,000.
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
Plant operations
Construction of our plant is complete and we commenced operations on on October 10, 2008. The total cost of the project, including the construction of the ethanol plant and start-up expenses, was approximately $196,500,000. We expect to finance our operations for the next 12 months using our debt facilities and revenue from operations.
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
During our fiscal quarter ended December 31, 2008, construction of the plant was completed and plant operations commenced. Accordingly, we have no comparable operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control. In addition, our prospects must be considered in light of the normal risks and uncertainties encountered by an early-stage company in a rapidly growing industry where supply, demand, and pricing may change substantially in a short amount of time.
Economic Downturn
The U.S. stock markets tumbled in the second half of 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the former President’s enactment of a $700 billion bailout plan pursuant to which the federal government made direct investments in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Recently the demand for gasoline has decreased nationally which has in turn reduced the demand for ethanol. We believe that these factors have contributed to a decrease in the prices at which we are able to sell our ethanol which may persist throughout all or part of fiscal year 2009. It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.

Corn Prices
Our cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On January 12, 2009, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2008 grain corn crop at 12.10 billion bushels. The January 12, 2009 estimate of the 2008 corn crop is approximately 7.44% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in July 2008, but have come down sharply since that time as stronger than expected yields materialized and the global financial crisis brought down prices of most commodities generally. In addition to the fundamental reasons for the extreme volatility in the corn market, we believe speculation in the commodities markets played a significant role in driving up corn prices in 2008. The Food and Agriculture Organization of the United Nations estimates that approximately 30 percent of the volatility in the corn market was beyond what could be accounted for by market fundamentals. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
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
There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems in the 2009 crop year. We anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem).
Natural Gas
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to generate process steam and to dry our distillers grain products to a moisture content at which they can be effectively stored and transported. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.
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
While we believe that the nationally mandated usage of renewable fuels has largely driven demand in the past, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher renewable fuels standard (“RFS”) standard may be necessary to encourage blenders to utilize ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will continue to outpace demand and further depress ethanol prices.

Ethanol Industry Competition
We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry. Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., VeraSun Energy Corp. and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 3.7 billion gallons of ethanol annually. However, VeraSun recently filed for Chapter 11 Bankruptcy and has announced that it intends to auction off its ethanol plants at some point between March 16, 2009 and March 31, 2009. Other ethanol producers may be in a position to purchase the assets of VeraSun which could further consolidate the ethanol industry.
Ethanol Marketing
We sell the ethanol we produce to Eco-Energy, Inc. (“ECO”), and if ECO fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss. Our financial performance may be dependent upon the financial health of ECO, as a significant portion of our accounts receivable are attributable to ECO and its customers. If ECO fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
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

Government Legislation and Regulations
The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the RFS, help support a market for ethanol that might disappear without this incentive; as such, a waiver of minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the Volumetric Ethanol Excise Tax Credit (“VEETC”) available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
Item 4T. Controls and Procedures.
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
Our management, including our Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of December 31, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
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

We engage in hedging transactions which involve risks that can harm our business. We will be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn and/or natural gas through the use of hedging instruments. The effectiveness of our hedging strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.
Overcapacity within the ethanol industry has resulted in depressed ethanol prices. Excess capacity in the ethanol industry has had an adverse impact on our results of operations, cash flows and general financial condition. As of February 4, 2009, the Renewable Fuels Association (“RFA”) reported that U.S. ethanol production capacity was approximately 12.5 billion gallons and that approximately 15% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle. If excess ethanol production capacity and ethanol demand do not equalize, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.
The implementation of the renewable fuels standard (RFS) through the renewable identification number (RIN) tracking system allows blenders of ethanol and gasoline to purchase RINs rather than blend actual ethanol to meet the RFS, which is exacerbating the current excess ethanol supply problem and may in turn further depress ethanol prices and reduce our revenues. A RIN is assigned to each batch of renewable fuel a producer makes and serves as a tracking device so the Environmental Protection Agency can record exactly how much renewable fuel is being produced and blended into petroleum based fuels. The RFS and the RIN tracking system allow blenders of ethanol and gasoline to blend more ethanol than required by the RFS and to hold or sell the number of RINs tied to the excess ethanol that has been blended. During periods when relative ethanol and gasoline prices make discretionary blending economical, blenders have accumulated more RINs than they need to comply with the RFS. During periods when relative ethanol and gasoline prices discourage discretionary blending, blenders are permitted to use their excess RINs or purchase someone else’s RINs to comply with the RFS. Currently, we are in a period when relative prices discourage the blending of ethanol into gasoline and blenders are using excess RINs or RINs they have purchased on the open market to meet the RFS and are not blending actual ethanol with gasoline. This practice is exacerbating the current excess ethanol supply problem and may further depress ethanol prices, which may decrease our ethanol sales and reduce revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the first fiscal quarter of 2009. However, our 2009 annual meeting, at which voting on the election of directors will take place, is scheduled for February 18, 2009.
Item 5. Other Information.
None.

Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Description

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: February 17, 2009	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer

Date: February 17, 2009	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.