Form 10-Q
period 2009-03-31
FIRST UNITED ETHANOL LLC
filed 2009-05-15
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
(229) 522-2822
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2009 there were 76,610 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	March 31, 2009	September 30, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,596,410	$7,685,978
Accounts receivable, net of allowance for doubtful accounts of $53,500	6,334,059	—
Due from broker	143,263	—
Inventory	6,348,602	4,542,099
Other current assets	1,253,309	1,242,410

Total current assets	19,675,643	13,470,487

PROPERTY AND EQUIPMENT, at cost
Office building furniture and equipment	765,014	302,987
Land and land improvements	1,000,000	1,005,000
Plant buildings and equipment	159,511,551	—
Construction in progress	—	156,748,505
Less accumulated depreciation	(4,073,709)	(40,208)

	157,202,856	158,016,284

RESTRICTED CASH AND CASH EQUIVALENTS	1,596,981	2,144,094

DEFERRED DEBT FINANCING COSTS, net of amortization	4,988,684	5,485,738

TOTAL ASSETS	$183,464,164	$179,116,603

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Revolving line of credit	$14,284,129	$11,900,000
Current portion of long term debt and capital lease obligation	6,689,850	3,239,850
Current portion of interest rate swap liability	859,563	129,739
Accounts payable and accrued expenses	13,484,878	12,648,499
Accrued interest	250,000	1,680,318
Deferred revenue	5,777	—

Total current liabilities	35,574,197	29,598,406

DEFERRED GRANT PROCEEDS	—	50,000

INTEREST RATE SWAP LIABILITY	1,432,605	501,588

DERIVATIVE INSTRUMENTS	51,765	—

CAPITAL LEASE OBLIGATIONS	112,872	126,327

LONG-TERM DEBT	103,421,246	88,063,418

TOTAL LIABILITIES	140,592,685	118,339,739

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 76,610 units issued and outstanding	75,097,818	75,042,636
Accumulated deficit	(32,226,339)	(14,265,772)

Total members’ equity	42,871,479	60,776,864

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$183,464,164	$179,116,603

See Notes to Unaudited Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months	Six months	Six months
	ending March 31,	ending March 31,	ending March 31,	ending March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$43,057,524	$—	$76,162,712	$—
Cost of sales	47,591,002	—	84,774,400	—

Gross margin	(4,533,478)	—	(8,611,688)	—

Operating expenses
General and administrative expenses	1,231,244	896,302	2,660,460	1,607,276

Total	1,231,244	896,302	2,660,460	1,607,276

Operating loss	(5,764,722)	(896,302)	(11,272,148)	(1,607,276)

Other income (expense)
Unrealized gain (loss) on derivative instrument	333,443	—	(1,660,841)	—
Interest expense	(2,506,754)	(2,202,175)	(5,031,363)	(6,216,535)
Interest income	517	14,730	3,785	530,671

	(2,172,794)	(2,187,445)	(6,688,419)	(5,685,864)

Net loss	$(7,937,516)	$(3,083,747)	$(17,960,567)	$(7,293,140)

Net loss per unit (Basic and Diluted)	$(103.61)	$(40.25)	$(234.44)	$(95.20)

Weighted average units outstanding	76,610	76,610	76,610	76,610

See Notes to Unaudited Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ending	Six months ending
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,960,567)	$(7,293,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,033,501	14,625
Amortization of prepaid interest expense and deferred financing costs	497,054	2,908,199
Non-cash compensation expense	55,182	61,412
Unrealized losses on derivative instruments	1,712,606	2,101,988
Changes in assets and liabilities:
(Increase) in accounts receivable	(6,334,059)	—
(Increase) in due from broker	(143,263)	—
(Increase) in inventory	(1,806,503)	—
Decrease in accrued interest receivable	—	259,438
Decrease in other assets	1,059,704	98,146
Increase (decrease) in accounts payable and accrued expenses	836,379	(4,123,440)
Increase (decrease) in accrued interest	(680,318)	295,741
Increase in deferred revenue	5,777

Net cash (used in) operating activities	(18,724,507)	(5,677,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,340,676)	(34,410,444)

Net cash (used in) investing activities	(4,340,676)	(34,410,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	18,988,632	35,740,484
Repayment of long-term debt and capital lease obligations	(44,259)	—
Proceeds from revolving line of credit	2,384,129	—
Release (funding) of restricted cash balance	(352,887)	7,238,916
Expenditures for debt financing and equity offering costs	—	(5,880,068)

Net cash provided by financing activities	20,975,615	37,099,332

Decrease in cash and cash equivalents	(2,089,568)	(2,988,143)

Cash and cash equivalents, beginning of period	7,685,978	3,667,431

Cash and cash equivalents, end of period	$5,596,410	$679,288

Supplemental cash flow information
Cash paid for interest	$5,964,627	$4,219,023

Non-cash investing and financing activities
Repayment of notes and interest payable paid by Bond Trustee	$900,000	$82,500,000
Sales tax refund applied to property & equipment	$1,070,603	$—
Deferred revenue applied to property & equipment	$50,000	$—
See Notes to Unaudited Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC and subsidiary (the “Company”) is located near Camilla, Georgia. The Company operates a 100 million gallon ethanol plant with distribution within the United States. The Company formally began ethanol operations in October 2008. For the fiscal year ended September 30, 2008 and all prior periods, the Company was in the development stage with its efforts being principally devoted to organizational, financing, construction and start-up activities.
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
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary. All material inter-company accounts and transactions are eliminated in consolidation.
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
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Buildings	40 Years
Process Equipment	10 Years
Office Equipment	3-7 Years
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at March 31, 2009.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
The Company enters into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations. The Company’s specific goal is to protect the Company from large moves in commodity costs. All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for as marked to market. Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.
Realized and unrealized gains totaling approximately $227,000 and $1,279,000 related to corn and energy derivative contracts are included in cost of goods sold in the accompanying consolidated financial statements for the three and six months ended March 31, 2009. There were no gains or losses from derivative activity for the three or six months ended March 31, 2008. For the statement of cash flows, such contract transactions are classified as operating activities.
As of March 31, 2009, the Company has several corn cash contracts accounting to 9,571 bushels at an average price of $4.17 per bushel. In addition, the Company has open corn futures positions totaling 420,000 bushels through September 2009.
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
NOTE 2. INVENTORIES
A summary of inventories at March 31, 2009 and September 30, 2008 is as follows:

	March 31,	September 30,
	2009	2008

Corn	$3,194,291	$4,542,009
Natural gasoline	38,803	—
Work in process	1,365,000	—
Ethanol	1,500,608	—
Distiller grains	249,900	—

Total	$6,348,602	$4,542,009

NOTE 3. COMMITMENTS AND CONTINGENCIES
Liquidity
The Company was in the development stage as of its fiscal year ended September 30, 2008. In October 2008, the plant was substantially completed and operations commenced. The total cost of the organization, start up and construction of the plant was approximately $196,500,000 (unaudited).

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
We have completed approximately six months of operations as of the filing of this report. We have incurred substantial losses since inception. If substantial losses continue, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations. We are currently working with our senior lender to actively review proposals addressing the potential liquidity constraints that may surface during our first year of operations.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of May 1, 2009 and assuming we raise the additional equity necessary to operate the plant at nameplate capacity, we expect operations to generate adequate cash flows to maintain operations. The assumptions assume that we will be able to sell all the ethanol that is produced at the plant. If we are not able to obtain the additional equity necessary to operate the plant at or near nameplate capacity or current relative price levels change, we do not expect to be able to satisfy our cash requirements for the next 12 months using only our revolving line of credit, senior credit facility, and earnings from operations.
As mentioned above, we have been involved in discussions with our primary lender, WestLB, regarding certain past and potential future non-compliance with our financial loan covenants that have resulted from the current conditions in the ethanol industry and our financial condition. Under the terms of our senior credit agreement with WestLB, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by the Company and calculated on a monthly basis. In May 2009, we learned that our April 2009 working capital loans exceeded our borrowing base by approximately $7,800,000 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver for the covenant contained in the credit agreement requiring us to repay the difference between our working capital loans outstanding and our borrowing base. WestLB granted us a waiver of this covenant through the end of May 2009. WestLB has indicated its willingness to work with us on a month to month basis to determine whether a waiver of this covenant will be granted for another one month period; however, at any time WestLB could decide not to grant this waiver and we would be in default on our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our unit and you could lose your entire investment.
Commitments and Major Customer
The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under the agreement, the Company will pay the entity $.01 per gallon for each gallon of ethanol sold via railcar and $.12 per gallon for ethanol sold via truck. This agreement is effective through October 2010, at which time it will automatically renew for an additional two years without written notice.
The Company also has an agreement with an unrelated entity for marketing, selling and distributing the distillers grains with solubles “DDGS” to the rail market and for the supply of grain to the Company. Under the agreement, the Company will pay the entity $.50 per ton for DDGS sold and $.0025 per bushel of grain supplied. This agreement is effective through December 2009, at which time it will automatically renew for an additional one year until terminated.
Interest Rate Swap
The Company has managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at March 31, 2009 was $58,316,000. The effect of the swap is to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
The swap is designated as a non-hedge derivative and is accounted for as market to market. The estimated fair value of this agreement at March 31, 2009, was a liability of approximately $2,292,168, of which $859,563 is included in current liabilities, and $1,432,605 is included in non-current liabilities in the Company’s balance sheet. Included in the Company’s statement of operations for the three and six months ended March 31, 2009 is an unrealized gain of $333,443 and unrealized (loss) of $(1,660,841), respectively, related to this interest rate swap. In addition, a realized loss of $410,652 and $463,611 is included in interest expense in the Company’s statement of operations for the three and six months ended March 31, 2009.
NOTE 4. RELATED PARTIES
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.3% of the outstanding units. The Company has also recorded $1,000,000 of early completion bonus, which represents the maximum amount under the construction contract due to Fagen, Inc.
The Company purchased corn at market prices in the amount of $826,143 and $946,007 for the three and six months ended March 31, 2009, respectively, from certain Members in the normal course of business.
NOTE 5. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in plant building and equipment.

	March 31,	September 30,
	2009	2008

De Lage Landen Financial Services, 60 months, interest rate of 7.5%	$140,292	$153,747
Less current portion	(27,420)	(27,420)

	$112,872	$126,327

NOTE 6. DEBT FINANCING ARRANGEMENTS
The Company’s long-term debt outstanding as of March 31, 2009 and September 30, 2008 is summarized as follows:

	March 31,	September 30,
	2009	2008

West LB Term Loan, variable interest rates from 6.54% to 7.75%, described below.	$100,000,000	$81,011,368
Subordinated debt facility, interest rate of 7.5%, described below.	9,850,000	10,000,000
Notes payable John Deere Credit, interest rate of 5.3%, described below.	233,676	264,480

	110,083,676	91,275,848
Less current portion	(6,662,430)	(6,212,430)

	$103,421,246	$85,063,418

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
West LB Credit Arrangement — Senior Debt
In November 20, 2007, the Company and Southwest Georgia Ethanol, LLC (“SWGE”), its newly formed and wholly owned subsidiary, entered into a senior credit agreement that provided for (1) a construction loan facility in an aggregate amount of up to $100,000,000, which converted to a term loan on February 20, 2009 (“Conversion Date”) , (2) a term loan facility in an aggregate amount of up to $100,000,000 which matures on February 20, 2015 (the “Final Maturity Date”); and (3) a working capital loan in an aggregate amount of up to $15,000,000 which matures February 20, 2010. The primary purpose of the credit facility is to finance the construction and operation of the Company’s ethanol plant.
During the term of the working capital loan, SWGE may borrow, repay and re-borrow amounts available under the working capital and letter of credit facility. The term loan facility is intended to refinance the construction loans. The principal amount of the term loan facility is payable in equal quarterly payments of $1,500,000 beginning June 30, 2009, and the remaining principal amounts are fully due and payable on the Final Maturity Date. Interest is payable quarterly.
SWGE has the option to select between two floating interest rate loans under the terms of the senior credit agreement: Base Rate Loans bear interest at the Administrative Agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the Administrative Agent’s prime rate) plus 2.75% per annum. Eurodollar Loans bear interest at LIBOR plus 3.75%. The Company has entered into an interest rate swap with WestLB to effectively convert a portion of the variable rate interest into a fixed rate, with the LIBOR component fixed at 4.04% (See Note 3).
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
As of March 31, 2009 and September 30, 2008, the Company has drawn approximately $14,284,129 and $11,900,000 on the $15,000,000 working capital loan.
Subordinated Debt
On November 30, 2006, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. The Company is required to maintain a debt service reserve with the Bond Trustee in the amount $1,180,000. During the quarter ending December 31, 2007, the Company drew approximately $8,162,000 from the Bond Trustee account to pay for construction costs. The Bond Trustee made the annual interest and principal payment to the bond holders of approximately $900,000 in December 2008. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note with annual principal payments each December to the bond holders in December 2009 of $600,000, $635,000, $530,000 and increasing thereafter.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
Other Notes Payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $233,767 and $264,480 as of March 31, 2009 and September 30, 2008, respectively.
NOTE 7. FAIR VALUE MEASUREMENTS
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
The fair value hierarchy established by SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:
• Level 1	Observable inputs — unadjusted quoted prices in active markets for identical assets and liabilities;

• Level 2	Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

• Level 3	Unobservable inputs — includes amounts derived from valuation models where one or more significant inputs are unobservable.
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
The following table summarizes fair value measurements by level at March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Investments in marketable securities	$1,596,981	$—	$—	$1,596,981

Total assets	$1,596,981	$—	$—	$1,596,981

Liabilities:
Derivative instruments:
Interest rate swap	$—	$2,292,168	$—	$2,292,168
Commodity positions	51,765	—	—	51,765

Total liabilities	$51,765	$2,292,168	$—	$2,343,933

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 8. SUBSEQUENT EVENTS
In May 2009, we sold membership units pursuant to a private placement offering in exchange for an aggregate offering price of approximately $2,000,000. We will use the proceeds for working capital purposes, and for general corporate purposes, including purchases of raw materials. The private placement offering will remain open until the maximum offering amount is reached or the term of the offering expires on October 31, 2009.
In May 2009, we submitted our April borrowing base certificate which showed us out of compliance by approximately $7,800,000. We obtained a waiver through May 2009 and our lender has indicated its willingness to work with us on a month to month basis to determine whether a waiver of these covenants will be granted; however, at any time our lender could decide not to grant this waiver and we would be in default on our senior credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grain and other commodities prices;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	Our ability to generate sufficient liquidity to fund our debt service requirements and capital expenditures;

•	Our ability to comply with our loan covenants and to obtain waivers from our lender for any non-compliance with those covenants;

•	Our ability to secure the financing we require to maintain liquidity and operate our business;

•	The results of our hedging transactions and other risk management strategies;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•	The effects of mergers or consolidations in the ethanol industry;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;

•	Changes in or elimination of federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Difficulties or disruptions we may encounter during the initial operating period at our plant;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel;

•	The development of infrastructure related to the sale and distribution of ethanol; and

•	Competition in the ethanol industry and from other alternative fuel additives.
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

Overview
First United Ethanol, LLC (“we,” “us,” “FUEL,” “First United,” or the “Company”) was formed as a Georgia limited liability company on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We completed construction of our ethanol plant in October 2008 and plant operations commenced on October 10, 2008. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,400 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas.
Our revenues are derived from the sale and distribution of our ethanol and distillers grains primarily in the southeastern United States. Our ethanol plant currently operates at its nameplate capacity, producing at a rate of approximately 100 million gallons of ethanol per year. A significant percentage of our corn is supplied to us by train and is originated primarily from the eastern Corn Belt; however, we are able to originate an increasing percentage of our corn from local producers. Currently, approximately 80% of our ethanol is being shipped out of our facility by truck to local and regional blending terminals. Additionally, as of the date of this report, approximately 85% of our dried distillers grains are being shipped out of our facility by truck to local livestock and poultry operations.
We are a company with a limited operating history. Accordingly, we do not yet have comparable income, production and sales data for the three months ended March 31, 2009. If you undertake your own review and comparison of the three months ended March 31, 2009 and the three months ended March 31, 2008, it is important that you keep in mind that we expect our financial results to change significantly now that we have become operational.
We are currently experiencing limited liquidity and have exhausted the funds available under our debt facilities and do not have further commitments for additional funds from any lender. Accordingly, on May 4, 2009, we began offering our limited liability company membership units through a private placement offering solely to accredited investors. On May 12, 2009, we sold 5,329 membership units in exchange for an aggregate offering price of $2,012,500. However, the private placement offering will remain open until the maximum offering amount is reached or the term of the offering expires on October 31, 2009. We are using the proceeds for working capital purposes, and for general corporate purposes, including purchases of raw materials. The sale of these membership units is deemed to be exempt from registration in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. If we are unable to secure the financing necessary to satisfy our working capital needs, the lack of funds could cause us to scale back production at our ethanol plant or cease operations altogether. Any shutdown could be temporary or permanent depending on the cash we have available to continue operations.
The principal amount of our senior credit facility with WestLB AG, New York Branch (“WestLB”) is payable in equal quarterly payments of $1,500,000 beginning during our fiscal quarter ending June 30, 2009. We do not expect to make the quarterly term loan payment of $1,500,000 due in June 2009. We have discussed our inability to make this quarterly payment with our lender and expect to receive a temporary waiver from the lender for non-compliance with our senior credit agreement. However, our lender may not issue a temporary waiver for non-compliance with the terms of our senior credit agreement and deem us to be in default of our loans. If that occurs, our lender would likely foreclose on our plant.
Under the terms of our senior credit facility, we are also required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. In May 2009, we learned that our April 2009 working capital loans exceeded our borrowing base by approximately $7,800,000 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver of the covenant contained in the credit agreement requiring us to repay the difference between our working capital loans outstanding and our borrowing base. WestLB granted us a waiver of this covenant through the end of May 2009. WestLB has indicated its willingness to work with us on month to month basis to determine whether a waiver of this covenant will be granted for another one month period; however, at any time WestLB could decide not to grant this waiver and we would be in default on our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.

Results of Operations for the Three Months Ended March 31, 2009
During our first fiscal quarter ended December 31, 2008, we transitioned from a development stage company to an operational company. Accordingly, our second fiscal quarter ended March 31, 2009 was our first full quarter of operations. The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2009:

	Quarter Ended
	March 31, 2009
	(Unaudited)
Statement of Operations Data	Amount	Percent
Revenues	$43,057,524	100.0%

Cost of Goods Sold	$47,591,002	110.53%

Gross (Loss)	$(4,533,478)	(10.53)%

Operating Expenses	$1,231,244	2.86%

Operating (Loss)	$(5,764,722)	(13.38)%

Other (Expense)	$(2,172,794)	(5.05)%

Net (Loss)	$(7,937,516)	(18.43)%
Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
The following table shows the sources of our revenue for the three months ended March 31, 2009.

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$34,776,651	80.77%
Dried Distillers Grains Sales	8,169,246	18.97
Wet Distillers Grains Sales	112,029	0.26
Returns and Allowances	(402)	(-)

Total Revenues	$43,057,524	100.0%

Our ethanol revenue increased significantly during the three month period ended March 31, 2009 compared to the three month period ended December 31, 2008 as a result of an approximate 4,500,000 gallon increase in ethanol production. We attribute this significant increase in production to our first full quarter of production. We were not operational for the entire quarter ended December 31, 2008 and we had several production interruptions during that first quarter. The average price we received for our ethanol during the three month period ended March 31, 2009 was approximately the same as we received during our first quarter ended December 31, 2008. We sold approximately 21,500,000 gallons of ethanol during the three month period ended March 31, 2009 at an average price of $1.61 per gallon.

Our distillers grain revenue also increased significantly compared to the immediately preceding fiscal quarter ended December 31, 2008. We produced approximately 64,000 tons of dried distillers grains and approximately 1,400 tons of wet distillers grains, which is an increase of approximately 46% over our first operational quarter ended December 31, 2008. In addition to the increase in distillers grains production we also experienced an increase in the sales price of our dried distillers grains of approximately 6%. Our average selling price for our dried distillers grains and our wet distillers grains for our quarter ended March 31, 2009 was approximately $127 per ton and $78 per ton, respectively.
We anticipate that the price of gasoline will remain relatively low in the near term, especially as a result of the weakening world economy. If the price of ethanol also remains low for an extended period of time, management anticipates that this could have significant negative impact on our liquidity, even if our raw material costs remain steady. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn. The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current price levels. Management anticipates stronger ethanol demand and higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol.
Cost of Goods Sold
Our cost of goods sold was approximately $47,591,002 or 110.53% of our revenues for the three month period ended March 31, 2009. Our two primary costs of producing ethanol and distillers grains are the cost of corn and natural gas. Approximately 76% of our cost of goods sold is attributable to corn costs and approximately 13% is attributable to natural gas costs. Corn prices reached historical highs in June 2008 prior to the date we commenced plant operations, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. Our cost of goods sold for our quarter ended March 31, 2009 also includes approximately $2,000,000 in depreciation on our plant, buildings and equipment. This depreciation represents approximately 4% of our cost of goods sold for the period. Our average price paid for our corn feedstock for our quarter ended March 31, 2009 was approximately $3.88 per bushel.
Our other costs of goods sold include denaturant, process chemicals, electricity, transportation, and direct labor. Together these costs represent approximately 10% of our cost of goods sold. We do not anticipate these costs to be as volatile as our corn and natural gas expenses. However, our transportation, electrical and denaturant costs are directly tied to the price of energy generally and, therefore, may fluctuate along with the price of petroleum based energy products.
Operating Expense
Our operating expenses as a percentage of revenues were 2.86% for the three month period ended March 31, 2009, and our operating expenses as a percentage of revenues were 10.3% for the three month period ended December 31, 2008. Our operating expenses for the period ended December 31, 2008, included certain costs related to the construction process and the commencement of operations. For the period ended December 31, 2008, we spent approximately $284,000 on tools and equipment supplies to support operations, and approximately $72,000 on fire safety equipment. We did not incur these initial operating expenses during our quarter ended March 31, 2009, and, as a result, our operating expenses were much lower as a percentage of our revenues.
Operating (Loss)
Our loss from operations for the three months ended March 31, 2009 was approximately 13.38% of our revenues, and our loss for the three months ended December 31, 2008 was approximately 16.4% of our revenues. These operating losses are primarily the result of our cost of goods sold relative to our revenues during our first two quarters of operations. Contributing to our first quarter loss was the fact that it was our first fiscal quarter as an operating facility. Accordingly, the first quarter included a twenty day start-up process during which time the plant was not operating at capacity. In addition, we were forced to shut down the facility for a total of approximately twelve days to address mechanical and technical disruptions encountered during the period ended December 31, 2008. Our losses for our second fiscal quarter ended March 31, 2009 was primarily a result of negative operating margins due to the high cost of our inputs relative to the revenue generated by the sale of our ethanol and distillers grains. However, also contributing to our losses for our fiscal quarter ended March 31, 2009 was a nine day shutdown of the plant beginning on January 6, 2009 due to the rupture of a collared joint attached to one of the evaporators which resulted in a significant steam blow-off.

Other (Expense)
We had total other expense for the fiscal quarter ended March 31, 2009 of approximately $2,200,000, resulting primarily from our interest expense for the period. Interest expense for the period was approximately $2,500,000 which was offset by a gain of approximately $300,000 on our interest rate swap agreement.
Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2009.

Three Months Ended
March 31, 2009
Production:
Ethanol sold (gallons)	21,560,530
Dried distillers grains sold (tons)	63,997
Wet distillers grains sold (tons)	1,437
Revenues:
Ethanol average price per gallon	$1.613
Dried distillers grains revenue per gallon of ethanol sold	$0.379
Wet distillers grains revenue per gallon of ethanol sold	$0.005
Total revenue per gallon of ethanol sold	$1.997
Costs:
Corn cost per gallon of ethanol sold	$1.595
Chemical and additive costs per gallon of ethanol sold	$0.081
Natural gas cost per gallon of ethanol sold	$0.280
Denaturant cost per gallon of ethanol sold	$0.026
Electricity cost per gallon of ethanol sold	$0.046
Transportation cost per gallon of ethanol sold	$0.039
Direct Labor cost per gallon of ethanol sold	$0.042
Overhead cost per gallon of ethanol sold	$0.002
Total cost per gallon of ethanol sold	$2.110
The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2009.

Six Months Ended
March 31, 2009
Production:
Ethanol sold (gallons)	38,502,634
Dried distillers grains sold (tons)	93,250
Wet distillers grains sold (tons)	2,177
Revenues:
Ethanol average price per gallon	$1.611
Dried distillers grains revenue per gallon of ethanol sold	$0.364
Wet distillers grains revenue per gallon of ethanol sold	$0.004
Total revenue per gallon of ethanol sold	$1.979
Costs:
Corn cost per gallon of ethanol sold	$1.602
Chemical and additive costs per gallon of ethanol sold	$0.078
Natural gas cost per gallon of ethanol sold	$0.248
Denaturant cost per gallon of ethanol sold	$0.043
Electricity cost per gallon of ethanol sold	$0.038
Transportation cost per gallon of ethanol sold	$0.039
Direct Labor cost per gallon of ethanol sold	$0.037
Overhead cost per gallon of ethanol sold	$0.004
Total cost per gallon of ethanol sold	$2.089

Changes in Financial Condition for the Six Months Ended March 31, 2009
We experienced an increase in our current assets at March 31, 2009 compared to our fiscal year ended September 30, 2008. We had approximately $2,000,000 less cash on hand at March 31, 2009 compared to September 30, 2008. However, we experienced an increase of approximately $2,000,000 in the value of our inventory at March 31, 2009 compared to September 30, 2008, primarily as a result of the commencement of operations at our plant. Additionally, at March 31, 2009 we had accounts receivable of approximately $6,300,000 compared to no accounts receivable at September 30, 2008.
Our net property and equipment was slightly lower at March 31, 2009 compared to September 30, 2008 as a result of the net effect of increases in the asset value of our property and equipment, offset by our accumulated depreciation.
We experienced an increase in our total current liabilities on March 31, 2009 compared to September 30, 2008. We experienced an increase of approximately $2,200,000 in our revolving line of credit at March 31, 2009 compared to September 30, 2008. We also experienced an increase of approximately $3,500,000 in the current portion of our long term debt at March 31, 2009 compared to September 30, 2008.
We experienced a significant increase in our long-term liabilities as of March 31, 2009 compared to September 30, 2008, primarily as a result of increases in our long-term notes payable. At March 31, 2009, we had approximately $103,400,000 outstanding in the form of long-term loans, compared to approximately $88,000,000 at September 30, 2008. This increase is attributed to cash we utilized from our long-term loans to complete the construction of our facility and commence operations.
Liquidity and Capital Resources
We have completed approximately six months of operations as of the filing of this report. The relative price levels of corn, ethanol and distillers grains have resulted in tight operating margins and net losses for us in our first two quarters of operations. We anticipate that we may continue to endure tight operating margins for the remaining quarters of our 2009 fiscal year. However, we are optimistic that favorable margins will exist as we move into our fourth fiscal quarter and the corn harvest season as local corn producers begin delivering their 2009 corn crop to our facility. If substantial losses continue, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations. We are currently working with our senior lender to actively review proposals addressing the potential liquidity constraints that may surface during our first year of operations.
As a result of these net losses, we are currently experiencing limited liquidity and have exhausted the funds available under our debt facilities and do not have further commitments for additional funds from any lender. Accordingly, on May 4, 2009, we began offering our limited liability company membership units through a private placement offering solely to accredited investors. On May 12, 2009, we sold 5,329 membership units in exchange for an aggregate offering price of $2,012,500. However, the private placement offering will remain open until the maximum offering amount is reached or the term of the offering expires on October 31, 2009. We are using the proceeds for working capital purposes, and for general corporate purposes, including purchases of raw materials. If we are unable to secure the financing necessary to satisfy our working capital needs or relative price levels change, our lack of available funds could cause us to scale back production at our ethanol plant or cease operations altogether. Any shutdown could be temporary or permanent depending on the cash we have available to continue operations.

The following table shows cash flows for the six months ended March 31, 2009:

Six Months Ended
March 31, 2009
Net cash (used in) operating activities	$(18,724,507)
Net cash (used in) investing activities	$(4,340,676)
Net cash provided by financing activities	$20,975,615

Net (decrease) in cash	$(2,089,568)
Cash and cash equivalents, end of period	$5,596,410
Operating Cash Flows. Cash used in operating activities was approximately $18,700,000 for the six months ended March 31, 2009. Our net loss from operations for the six months ended March 31, 2009 was approximately $18,000,000. Our net loss from operations was positively affected by factors including depreciation expense and amortization of financing costs, but these factors were offset by negative factors including and increase in accounts receivable and an increase in our inventory.
Investing Cash Flows. Cash used in investing activities was approximately $4,300,000 for the six months ended March 31, 2009. These funds were used to purchase equipment necessary to operate our facility.
Financing Cash Flows. Cash provided by financing activities was approximately $21,000,000 for the six months ended March 31, 2009. Approximately $19,000,000 of this cash flow is proceeds from the issuance of notes payable and approximately $2,000,000 of this cash flow is proceeds from our revolving line of credit.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of May 1, 2009 and assuming we obtain the additional equity necessary to operate the plant at nameplate capacity, we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant. If we are not able to obtain the additional equity necessary to operate the plant at or near nameplate capacity, we do not expect to be able to satisfy our cash requirements for the next 12 months using only our revolving line of credit, senior credit facility, and earnings from operations.
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
On May 4, 2009, we began offering limited liability company membership units in FUEL through a private placement offering solely to accredited investors. On May 12, 2009, we sold 5,329 membership units in exchange for an aggregate offering price of $2,012,500. However, the private placement offering will remain open until the maximum offering amount is reached or the term of the offering expires on October 31, 2009. We are using the offering proceeds for working capital purposes, and for general corporate purposes, including purchases of raw materials. The sale of these membership units is deemed to be exempt from registration in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. The units are being offered on a best efforts basis without the assistance of an underwriter.

We are offering our limited liability company membership units (“units”) at an offering price of $500.00 per unit, solely to accredited investors. We are also offering discounted units at an offering price of $333.00 per unit; provided the purchaser invests at least $1,000,000 through the offering. We are offering up to 10,000 units at the discounted price of $333.00 per unit. We have established a $2,000,000 minimum offering amount. The offering will close upon the earlier of the acceptance of subscriptions for 20,900 units or October 31, 2009, subject to extension until December 31, 2009 at the sole discretion of our board of directors. All funds paid by investors for the units will be at-risk capital once we have received subscriptions for the minimum offering amount of $2,000,000.
We are currently negotiating with Fagen, Inc., our design-build contractor, on the retainage due to Fagen, Inc. under our design-build contract. Fagen, Inc. is requesting a retainage payment of approximately $6,500,000. The outstanding issues include a number of punch list items and final performance testing. We anticipate paying the retainage amount once the outstanding issues have been resolved. In connection with the retainage due, Fagen, Inc. has filed a mechanic’s lien against our facility. This lien is not covered by the waiver from our lender, WestLB, described under “Debt Covenants” below and has put us out of compliance with our senior credit agreement. WestLB has not yet taken any action in response to the filing of this lien, but we have been advised by WestLB that it will continue to monitor our operations and liquidity with an elevated degree of scrutiny.
Senior Credit Facility
On November 20, 2007, First United and Southwest Georgia Ethanol, LLC (“SWGE”), our wholly owned subsidiary, entered into a senior credit agreement with WestLB that provides for (1) a construction loan facility in an aggregate amount of up to $100,000,000 which converted to a term loan on February 20, 2009 (the “Conversion Date”) which matures on February 20, 2015 (the “Final Maturity Date”); and (2) a working capital loan in an aggregate amount of up to $15,000,000 which matures on February 20, 2010. The primary purpose of the credit facility is to finance the construction and operation of our ethanol plant.
The principal amount of the term loan facility is payable in equal quarterly payments of $1,500,000 beginning the first quarter after the Conversion Date, and the remaining principal amounts are fully due and payable on the Final Maturity Date. We do not expect to make the quarterly term loan payment of $1,500,000 due in June 2009. We have discussed our inability to make this quarterly payment with our lender and expect to receive a temporary waiver from the lender for non-compliance with our senior credit agreement. However, our lender may not issue a temporary waiver for non-compliance with the terms of our senior credit agreement and deem us to be in default of our loans.
The senior credit agreement required SWGE to enter into an accounts agreement among SWGE, Amarillo National Bank, as the Accounts Bank and Securities Intermediary, and WestLB as the collateral agent and administrative agent. Among other things, the accounts agreement establishes certain special, segregated project accounts and establishes procedures for the deposits and withdrawals of funds into these accounts. Substantially all cash of SWGE is required to be deposited into the project accounts subject to security interests to secure obligations in connection with the senior credit. Funds are released from the project accounts in accordance with the terms of the accounts agreement.
Under the terms of our senior credit agreement with WestLB, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. In May 2009, we learned that our April 2009 working capital loans exceeded our borrowing base by approximately $7,800,000 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver of the covenant contained in the credit agreement requiring us to repay the difference between our working capital loans outstanding and our borrowing base. WestLB granted us a waiver of this covenant through the end of May 2009. WestLB has indicated its willingness to work with us on month to month basis to determine whether a waiver of this covenant will be granted for another one month period; however, at any time WestLB could decide not to grant this waiver and we would be out of compliance with our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.

As of March 31, 2009, we had drawn approximately $100,000,000 of the $100,000,000 construction loan and had $14,284,129 outstanding on the $15,000,000 working capital loan.
Subordinated Debt
On November 30, 2006, we closed a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. We signed a promissory note, which is collateralized by our assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. We are required to maintain a debt service reserve with the Bond Trustee in the amount of $1,180,000. During the quarter ending December 31, 2007, we drew approximately $8,162,000 from the Bond Trustee account to pay for construction costs. The Bond Trustee made the annual interest and principal payment to the bond holders of approximately $900,000 in December 2008. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents on our consolidated balance sheet. The subordinated debt is a 15 year note with principal payments to be made to bond holders each December. The principal payment due in December 2009 is $600,000.
Other Notes Payable
We have financed the acquisition of certain equipment through two notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $233,676 as of March 31, 2009.
Our long-term debt outstanding as of March 31, 2009 is summarized as follows:

West LB Construction Loan, variable interest rates from 6.54% to 7.75%	$100,000,000
Subordinated debt facility, interest rate of 7.5%	9,850,000
Notes payable John Deere Credit, interest rate of 5.3%	233,676

110,083,676
Less current portion	(6,662,430)

Long-term debt outstanding as of March 31, 2009	$103,421,246

Debt Covenants
On February 18, 2009, just prior to the Conversion Date, we requested waivers of certain sections of our senior credit agreement so that our construction loan facility could be converted to a term loan facility. On February 20, 2009, WestLB granted us waivers for non-compliance with certain loan covenants, specifically relating to the following items:
•
Final Completion: Prior to the Conversion Date we had not accepted the results of certain performance tests and were in the process of repeating certain aspects of the performance tests to confirm compliance with our design-builder’s performance guarantee for the ethanol plant and resolving several other issues with our design-builder. Accordingly, we were not able to declare the facility complete as required by our senior credit agreement prior to the Conversion Date. We therefore requested and obtained a waiver of certain sections of the senior credit agreement, including sections 2.04, 6.03(c), 6.03(d), 6.05(a)(v), and 8.01(e), which relate to final completion occurring prior to the Conversion Date.

•
Insurance: We requested and obtained a partial waiver of section 7.01(h) of the senior credit agreement with respect to its requirement that we obtain insurance coverage for acts of terrorism, which is beyond the coverage we already had in place. Avoiding the high cost of such additional coverage is the primary reason behind our request of this waiver.

•
Final Survey: While everything was in place to complete the requisite final as-built survey of our facility, we did not expect to have the final survey by the Conversion Date and therefore requested and obtained a 60 day waiver of section 6.03(k) of the senior credit agreement, which sets forth the final as-built survey requirement.

•
Liens: Section 6.03(j) of the senior credit agreement requires us to have obtained lien waivers from our design-build contractor, all other contractors, subcontractors and materialmen that have performed work on our facility. We requested and obtained a waiver through June 30, 2009 of this section because we will not pay the retainage due to our design-build contractor until our above described performance testing is complete and several other issues have been resolved. Accordingly, we will not be receiving the necessary lien waivers until such retainage is paid.

Subsequent to the date we requested and obtained the waiver of Section 6.03(j) described above, Fagen, Inc. filed a mechanic’s lien against our facility for the outstanding retainage payment. This mechanic’s lien is not covered by the waiver from our lender, WestLB, and has put us out of compliance with our senior credit agreement. WestLB has not yet taken any action in response to the filing of this lien, but we have been advised by WestLB that it will continue to monitor our operations and liquidity with an elevated degree of scrutiny. Accordingly, our lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action.

•
Governmental Approvals: Also in connection with the incomplete performance testing, and related uncertainty regarding our carbon dioxide scrubber, we have requested and obtained a waiver through June 30, 2009 of section 6.05(b)(iii), which requires us to submit to our lender evidence that the governmental approvals required for the operation of our facility do not contain any condition that would prevent us from operating our plant as planned. Until our performance testing is complete, we are unable to formally confirm our carbon dioxide emissions and, in turn, confirm our compliance with our environmental permits.

•
Carbon Dioxide Agreement Amendment: Section 7.01(x) of our senior credit agreement requires us to deliver our carbon dioxide agreement with Airgas Carbonic, Inc. to our lender along with any ancillary documents. We are currently negotiating an amendment to our existing carbon dioxide agreement with Airgas Carbonic, Inc. and believe it would be prudent to deliver these documents to our lender once the amendment is finalized. Accordingly, we have requested and obtained a temporary waiver of section 7.01(x) of our senior credit agreement which will allow us time to finalize the amendment to our agreement with Airgas Carbonic, Inc.

•
Borrowing Base Certificate: As described above, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. In furtherance of these calculations, section 7.03(n) requires us to deliver to our lender a borrowing base certificate setting for the data necessary to make the borrowing base calculations. As a result of our working capital loans outstanding exceeding our borrowing base, we were not able to deliver an acceptable borrowing base certificate Accordingly, we requested a waiver of section 7.03(n) as well as section 8.01(d), the covenant requiring us to repay the difference between our working capital loans outstanding and our borrowing base. We obtained a waiver of these covenants through April 2009 and our lender has indicated its willingness to work with us on month to month basis to determine whether a waiver of these covenants will be granted for another one month period; however, at any time our lender could decide not to grant this waiver and we would be in default on our senior credit agreement.

•
Amendment to Accounts Agreement: We have also requested and obtained an amendment to section 4.01(b) of our accounts agreement to allow us to withdraw funds from the construction account after the Conversion Date to pay retainage amounts due and payable to our design-builder and to allow the construction account to remain open until the final completion date.

If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months focused on plant operations, including four primary functions (i) ensuring adequate access to capital to operate the plant; (ii) managing the cost effective purchasing of critical inputs to our production process, which include corn and natural gas; (iii) optimizing the production process in such a way as to minimize manufacturing costs; and (iv) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distillers grains. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of May 1, 2009 and assuming we obtain the additional equity necessary to operate the plant at nameplate capacity, we expect operations to generate adequate cash flows to maintain operations. Our expectations assume that we will be able to sell all the ethanol that is produced at the plant. If we are not able to obtain the additional equity necessary to operate the plant at or near nameplate capacity, we do not expect to be able to satisfy our cash requirements for the next 12 months using only our revolving line of credit, senior credit facility, and earnings from operations.
Plant Operations
Construction of our plant is complete and we commenced operations on October 10, 2008. The total cost of the project, including the construction of the ethanol plant and start-up expenses, was approximately $196,500,000. Management anticipates our plant will continue to operate at our currently permitted capacity of approximately 100 million gallons per year so long as we have sufficient working capital available to fund plant operations. We are experiencing extremely limited liquidity and have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We also do not currently have significant cash reserves. Accordingly, we are currently close to lacking sufficient working capital to fund continuing operations. Our lack of funds could cause us to scale back production at our ethanol plant or cease operations altogether. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis.
Ethanol Distribution
We sell the ethanol we produce to Eco-Energy, Inc. (“EcoEnergy”). As of the date of this report, approximately 80% of our ethanol being shipped out of our facility by truck to local regional blending terminals. If EcoEnergy fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
Distillers Grains Distribution
With the advancement of research into the feeding rations of poultry and swine, we anticipate these markets will continue to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit. Since we began the production of distillers grains, we have developed a reliable truck market for our wet and our dried distillers grains. As of the date of this report, approximately 85% of our dried distillers grains are being shipped out of our facility by truck to local livestock and poultry operations.
We also have an agreement with Palmetto Grain Brokerage, LLC (“Palmetto”) to market our distillers grains to the rail market. As a result, we are dependent on Palmetto to competitively market our distillers grains to the rail market and if Palmetto breaches its contract or does not have the ability to competitively market our distillers grains, we will have to market our distillers grains to the local market by entering into agreements for the sale of our distillers grains with third party purchasers. Our failure to sell all of our distillers dried grains feed products may result in less income from sales, thereby reducing our revenue stream and our overall profitability.

Sources and Availability of Raw Materials
Corn Supply
The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn. To produce 100 million gallons of ethanol per year, our ethanol plant needs approximately 36 million bushels of corn per year, or approximately 100,000 bushels per day, as the feedstock for our dry milling process. The grain supply for our plant is being obtained primarily from regional and national rail markets through Palmetto, our exclusive grain procurement agent. We will be forced to seek alternative corn suppliers if Palmetto cannot assist us in obtaining a sufficient supply of corn.
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
The chart below shows average corn prices from January 2005 to the present time in Kansas City, Kansas and reflects recent increases in the per bushel price of corn:
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
Derivatives
We are exposed to market risks from changes in corn, natural gas, and ethanol prices. We may seek to minimize these commodity price fluctuation risks by hedging through the use of derivative instruments. Although we will attempt to link these instruments to sales plans, market developments, and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements. We may incur such costs and they may be significant.

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
Patents, Trademarks, Licenses, Franchises and Concessions
We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen to design and built our ethanol plant.
Seasonality of Ethanol Sales
One of the major uses of ethanol in the United States is to meet the oxygenated fuel requirement of the Clean Air Act. The Clean Air Act contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of not less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. The other major oxygenate that was previously used was MTBE. MTBE use as a fuel oxygenate has been replaced by ethanol due to liability and environmental concerns associated with MTBE. Several states have banned the use of MTBE as a fuel oxygenate due to these environmental concerns, however MTBE has not been banned federally. Due to other ethanol use mandates including the Federal Renewable Fuels Standard (“RFS”) which requires a certain amount of ethanol be used each year in the United States, the seasonal effect of the Clean Air Act oxygenation requirement has been reduced. We experience some seasonality of demand for ethanol in the summer months related to increased gasoline demand. This is related to increased travel in the United States during the summer months.

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
Competition
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
Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation. However, during our 2008 fiscal year, some consolidation of the ethanol industry occurred. Management believes that conditions are right for further consolidation in the ethanol industry. We believe this is especially true as a result of the significant financial hardship that has been occurring in the ethanol industry recently. Consolidation in the ethanol industry may put us at a competitive disadvantage compared to other larger ethanol producers. Larger ethanol producers may realize economies of scale in the production of ethanol and distillers grains that we cannot take advantage of, specifically with respect to larger sales of ethanol and increased bargaining power for raw materials, including corn and natural gas.

The following chart provides average ethanol prices in Kansas City, Kansas since June 2007 until the present time:
As of April 13, 2009, the Renewable Fuels Association (“RFA”) reported that U.S. ethanol production capacity was approximately 12.4 billion gallons and that approximately 16.7% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle. The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to nearly 12.5 billion gallons per year. The largest ethanol producers include Archer Daniels Midland, Aventine Renewable Energy, Inc., BioFuels Energy Corp, Hawkeye Renewable, POET, The Andersons, Inc. and Valero Renewable Fuels each of which are capable of producing more ethanol than we produce.
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
Economic Downturn
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
There is no assurance that a corn shortage will not develop, particularly if there are delayed plantings, an extended drought or other production problems in the 2009 crop year. We anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem).
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
While we believe that the nationally mandated usage of renewable fuels has largely driven demand in the past, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher RFS may be necessary to encourage blenders to utilize ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will continue to outpace demand and further depress ethanol prices.

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
Advances and changes in the technology used to produce ethanol may make the technology we are utilizing in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.
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
Derivative Instruments
We occasionally enter into short-term cash grain, option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity. We may also enter into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices. All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.
As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce our risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using cash and futures contracts and options.
Unrealized gains and losses related to derivative contracts for corn purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements. The fair values of derivative contracts are presented on the accompanying balance sheet as derivative financial instruments.
As of March 31, 2009, we had cash corn contracts totaling 9,571 bushels at an average price of $4.17 per bushel. In addition, we had open corn futures positions totaling 420,000 bushels through September 2009.

Lower of cost or market accounting for inventory and forward purchase contracts
With the significant change in the prices of our main inputs and outputs, the lower of cost or market analysis of inventories and purchase commitments can have a significant impact on our financial performance. The impact of market activity related to pricing of corn and ethanol will require us to continuously evaluate the pricing of our inventory and purchase commitments under a lower of cost or market analysis.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
Item 4T. Controls and Procedures.
Management of FUEL is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.
Our management, including our Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of March 31, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our general computer controls and business processes. We are currently in the process of formalizing an internal audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In April 2008, Air Liquide Industrial U.S., LP (“Air Liquide”) brought an action against First United Ethanol and Southwest Georgia Ethanol in U.S. District Court for the Middle District of Georgia Albany Division. Air Liquide alleges that it has an agreement to purchase carbon dioxide gas from First United Ethanol and Southwest Georgia Ethanol and is requesting specific performance of the purported contractual obligations or, in the alternative, damages for breach of the purported contract. First United Ethanol and Southwest Georgia Ethanol disagree with Air Liquide’s allegations and intend to defend the suit vigorously. We are currently also engaged in settlement negotiations and expect to reach a mutually agreeable settlement for monetary damages.

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
Risks Relating to Our Business
We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have been involved in discussions with our primary lender, WestLB, regarding certain past and potential future non-compliance with our loan covenants that have resulted from current conditions in the ethanol industry and our financial condition. Under the terms of our senior credit agreement with WestLB, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and calculated on a monthly basis. In May 2009, we learned that our April 2009 working capital loans exceeded our borrowing base by approximately $7,800,000 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver of the covenant contained in the credit agreement requiring us to repay the difference between our working capital loans outstanding and our borrowing base. WestLB granted us a waiver of this covenant through the end of May 2009. WestLB has indicated its willingness to work with us on month to month basis to determine whether a waiver of this covenant will be granted for another one month period; however, at any time WestLB could decide not to grant this waiver and we would be in default on our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our units.
We may require additional debt financing to continue to operate our ethanol plant which may not be available and may result in our inability to operate the ethanol plant profitably. We currently have a revolving line of credit with WestLB of $15,000,000, however, we have reached our borrowing limit on our line of credit periodically since January 2009. This has put us in a tight position with respect to our operating cash. We use our revolving line of credit primarily for working capital purposes including purchasing corn and other inputs necessary for ethanol production. We are using the proceeds of our private placement offering for working capital purposes, to supplement our line of credit and for other general corporate purposes. Depending on the amount of equity we raise in our private placement offering, we may require additional short term financing in order to continue to operate FUEL at full capacity. Due to current conditions in the credit markets, we may not be able to secure such additional financing. If we are unable to secure the additional financing, we may be forced to shut down the ethanol plant or reduce ethanol production at the plant, either on a short term basis or permanently. This may reduce or eliminate the value of our units.
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
We engage in hedging transactions which involve risks that can harm our business. We will be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. The effectiveness of our hedging strategies is dependent upon the cost of corn and our ability to sell sufficient products to use all of the corn for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn prices increase.
Overcapacity within the ethanol industry has resulted in depressed ethanol prices. Excess capacity in the ethanol industry has had an adverse impact on our results of operations, cash flows and general financial condition. As of April 13, 2009, the Renewable Fuels Association (“RFA”) reported that U.S. ethanol production capacity was approximately 12.4 billion gallons and that approximately 16.7% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle. If excess ethanol production capacity and ethanol demand do not equalize, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.
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

We are experiencing extremely limited liquidity which could require us to cease operations or make us a target for acquisition. We are experiencing extremely limited liquidity and have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We also do not currently have significant cash reserves. Accordingly, we are currently close to lacking sufficient working capital to fund continuing operations. Our lack of funds could cause us to scale back production at our ethanol plant or cease operations altogether. These shutdowns could be temporary or permanent depending on the cash we have available to continue operations. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis. This could reduce or eliminate the value of our members’ investments in the Company. Our liquidity situation may position us as a potential acquisition target and we can not give you any assurance or guarantee that we will not be acquired, merged, combined or reorganized with another company. If that happens, we can not give you any assurance or guarantee that such transaction would be on terms favorable to our members.
If it is necessary to temporarily cease operating our ethanol plant for any reason, we may not be able to meet our current liabilities or our losses may be increased. If we are forced to temporarily cease operations at our ethanol plant, either due to insufficient revenue from the sale of ethanol, excessive feedstock costs, our lack of working capital and available credit, defects in our equipment at the plant, violations of environmental law, or any other reason, our ability to produce revenue would be aversely affected. We do not have any source of revenues other than from the sale of ethanol and distillers grains produced at our ethanol plant. If our plant were to cease production, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. Failure to make the payments required under our loan agreements would constitute an event of default, entitling our lender to exercise any number of remedies, including foreclosure on its security interest in all of our assets. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and this may reduce or eliminate the value of our units.
Our business is not diversified. Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol and distillers grains, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.
Several ethanol companies throughout the country have recently filed for Chapter 1l bankruptcy due to industry and economic conditions, and we may also be forced to consider filing for bankruptcy protection in the event that economic conditions and our liquidity problems do not improve. Several ethanol companies, including one of the country’s largest ethanol producers, VeraSun Energy Corporation, have filed for Chapter 11 bankruptcy. A Chapter 11 bankruptcy is a form of bankruptcy in which a trustee is appointed to reorganize a company with the intent that the company will continue to operate. The existing claims of security holders are likely to be reduced or replaced with different claims; however, both creditors and owners vote to approve the plan before the reorganization is confirmed by court action and becomes effective. A Chapter 11 bankruptcy differs from a Chapter 7 bankruptcy in that the assets of a company are liquidated in a Chapter 7 bankruptcy and it is not anticipated that the business will continue to operate. Unfavorable worldwide economic conditions, the decreasing availability of credit, and slim or negative margins have likely contributed to the necessity of these bankruptcy filings. We are also experiencing liquidity problems due to our lack of credit and low cash reserves. If our current liquidity problems persist and we are unable to generate sufficient revenues from the sale of our ethanol, we may also have to consider bankruptcy as an option to cope with our financial difficulties. This could reduce or eliminate the value of our members’ investments in FUEL.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 12, 2009, we sold 5,329 membership units in exchange for an aggregate offering price of $2,012,500. We will use the proceeds for working capital purposes, and for general corporate purposes, including purchases of raw materials. The sale of these membership units was deemed to be exempt from registration in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of securities. The acquirers of our membership units made representations to us regarding their status as accredited investors as defined in Regulation D, or as investors with such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment (alone or with a purchaser representative), and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends will be affixed to unit certificates and instruments issued in such transactions. All acquirers were provided a private placement memorandum containing all material information concerning FUEL and the offering. The private placement offering will remain open until the maximum offering amount is reached or the term of the offering expires on October 31, 2009. On May 4, 2009, the same date we initiated our private placement offering, we suspended trading of our membership units.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On February 18, 2009, we held the 2009 Annual Meeting of Members for the purpose of electing ten directors to the Board of Directors. Votes were solicited in person and by proxy. The initial Board of Directors was comprised of thirteen Directors. Two Directors resigned and were not replaced and the Board of Directors consisted of eleven Directors prior to the Annual Meeting of Members. In April 2007 Terry Hart resigned from the board and in February 2008 J. Harris Morgan resigned from the board. The initial term for these remaining eleven (11) Directors ended with the first annual or special meeting of the Members following the date on which substantial operations of our ethanol production facilities commence. Operations of the facilities commenced in October 2008; therefore, initial terms of the eleven Directors expired on February 18, 2009 at the 2009 Annual Meeting of the Members. Our board Secretary, Bryant Campbell did not stand for reelection and our Board of Directors decided to reduce the board size to ten Directors.
Pursuant to our Second Amended and Restated Operating Agreement, members of the Board of Directors were divided into three groups which serve staggered terms. The Board of Directors nominated the following persons for election as Directors: Murray Campbell, Tommy Hilliard, Steve Collins, Miley Adams, Thomas Dollar, II, John Johnson, Donald Shirah, Kenneth Hunnicutt, Robert Holden, Sr., and Michael Harrell. All nominees were incumbent Directors. The ten nominees who received the highest vote totals were elected as Directors of the Company at the 2009 Annual Meeting.
Each of the ten nominees was elected by a plurality vote of the members eligible to vote, to serve a term, which will expire in 2010, 2011 or 2012. There were 36,510 membership units represented in person or by proxy. The names of the ten Director nominees elected to serve on our Board of Directors, the number of votes each received and their respective terms are as follows:

Name	Votes For	Term Expires
Michael W. Harrell	35,410	2010
John B. Johnson	35,430	2010
Donald Shirah	35,430	2010
Miley Adams	35,430	2011
Steve Collins	35,430	2011
Robert L. Holden, Sr.	35,430	2011
Murray Campbell	35,410	2012
Thomas H. Dollar, II	35,430	2012
Tommy L. Hilliard	35,430	2012
Kenneth J. Hunnicutt	35,410	2012

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

FIRST UNITED ETHANOL, LLC

Date: May 15, 2009	/s/ Murray Campbell Murray Campbell
Chief Executive Officer

Date: May 15, 2009	/s/ Lawrence Kamp Lawrence Kamp Chief Financial Officer