Form 10-Q
period 2009-06-30
FIRST UNITED ETHANOL LLC
filed 2009-08-14
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
(229) 522-2822
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2009 there were 81,984 membership units outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	June 30, 2009	September 30, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,989,251	$7,685,978
Accounts receivable, net of allowance for doubtful accounts of $53,500	4,044,881	—
Due from broker	10,105	—
Inventory	5,296,815	4,542,099
Other current assets	159,189	1,242,410

Total current assets	16,500,241	13,470,487

PROPERTY AND EQUIPMENT, at cost
Office building furniture and equipment	768,373	302,987
Land and land improvements	1,000,000	1,005,000
Plant buildings and equipment	164,319,605	—
Construction in progress	—	156,748,505
Less accumulated depreciation	(6,090,460)	(40,208)

	159,997,518	158,016,284

RESTRICTED CASH AND CASH EQUIVALENTS	1,597,063	2,144,094

DEFERRED DEBT FINANCING COSTS, net of amortization	4,736,131	5,485,738

TOTAL ASSETS	$182,830,953	$179,116,603

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Revolving line of credit	$14,284,129	$11,900,000
Current portion of long term debt and capital lease obligation	10,686,704	3,239,850
Current portion of interest rap swap liability	801,093	129,739
Accounts payable and accrued expenses	8,283,554	12,648,499
Accrued interest	587,500	1,680,318

Total current liabilities	34,642,980	29,598,406

DEFERRED GRANT PROCEEDS	—	50,000

INTEREST RATE SWAP LIABILITY	1,134,881	501,588

CAPITAL LEASE OBLIGATIONS	3,160,345	126,327

LONG-TERM DEBT	104,944,309	88,063,418

TOTAL LIABILITIES	143,882,515	118,339,739

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 81,984 and 76,610 units issued and outstanding at June 30, 2009 and September 30, 2008, respectively	77,162,944	75,042,636
Accumulated deficit	(38,214,506)	(14,265,772)

Total members’ equity	38,948,438	60,776,864

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$182,830,953	$179,116,603

See Notes to Unaudited Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ending	Three months ending	Nine months ending	Nine months ending
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$44,061,519	$—	$120,224,231	$—
Cost of goods sold	46,262,851	—	131,037,251	—

Gross margin	(2,201,332)	—	(10,813,020)	—

Operating expenses
General and administrative expenses	1,192,571	1,191,402	3,853,031	2,798,678

Operating (loss)	(3,393,903)	(1,191,402)	(14,666,051)	(2,798,678)

Other income (expense)
Unrealized gain (loss) on derivative instrument	356,194	1,517,771	(1,304,647)	(584,217)
Interest expense	(2,954,655)	(690,847)	(7,986,018)	(4,805,394)
Interest income	4,197	6,634	7,982	537,305

	(2,594,264)	833,558	(9,282,683)	(4,852,306)

Net (loss)	$(5,988,167)	$(357,844)	$(23,948,734)	$(7,650,984)

Net (loss) per unit (Basic and Diluted)	$(75.38)	$(4.67)	$(308.80)	$(99.87)

Weighted average units outstanding	79,445	76,610	77,555	76,610

See Notes to Unaudited Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ending	Nine months ending
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(23,948,734)	$(7,650,984)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	6,050,252	21,500
Amortization of prepaid interest expense and deferred financing costs	749,607	3,160,752
Non-cash compensation expense	82,758	78,838
Unrealized losses on derivative instruments	1,304,647	584,217
Changes in assets and liabilities:
(Increase) in accounts receivable	(4,044,881)	—
(Increase) in due from broker	(10,105)	—
(Increase) in inventory	(754,716)	—
Decrease in accrued interest receivable	—	252,803
Decrease in other assets	1,083,221	51,453
(Decrease) in accounts payable and accrued expenses	(387,401)	(1,500,801)
Increase (decrease) in accrued interest	(342,818)	776,675

Net cash (used in) operating activities	(20,218,170)	(4,225,547)

CASH FLOWS FROM INVESTING ACTIVITIES, purchase of property and equipment	(3,469,014)	(55,885,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	18,988,632	55,646,137
Repayment of long-term debt and capital lease obligations	(66,885)	—
Proceeds from revolving line of credit	2,384,129	—
Proceeds received from sale of units	2,037,550	—
Release (funding) of restricted cash balance	(352,969)	7,022,799
Expenditures for debt financing and equity offering costs	—	(5,880,068)

Net cash provided by financing activities	22,990,457	56,788,868

Decrease in cash and cash equivalents	(696,727)	(3,322,046)

Cash and cash equivalents, beginning of period	7,685,978	3,667,431

Cash and cash equivalents, end of period	$6,989,251	$345,385

Supplemental cash flow information
Cash paid for interest	$8,329,229	$2,079,764

Non-cash investing and financing activities
Repayment of notes and interest payable paid by Bond Trustee	$900,000	$82,500,000
Assets acquired under capital lease or financing arrangements	$4,612,472	$—
Deferred revenue applied to property & equipment	$50,000	$—
Accrued expenses reclassed to subordinated debt	$3,977,544
See Notes to Unaudited Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Units	Members Equity

Members’ equity at September 30, 2008	76,610	$60,776,864

Unit-based compensation expense for unit options to employees		82,758

Membership units issued	5,369	2,032,500

Membership unit options exercised	5	5,050

Net loss for the nine months ending June 30, 2009		(23,948,734)

Members’ equity at June 30, 2009	81,984	$38,948,438

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
The Company was formally organized as a limited liability company on March 9, 2005 under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC. In November 2007, the Company’s wholly owned subsidiary, Southwest Georgia Ethanol, LLC (“SWGE”) was formed in conjunction with the debt financing agreement with West LB. First United Ethanol, LLC transferred the majority of its assets and liabilities to Southwest Georgia Ethanol, LLC.
Basis of Presentation
The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.
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
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Buildings	30 Years
Process Equipment	10 Years
Office Equipment	3-7 Years
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at June 30, 2009.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
Realized and unrealized gains totaling approximately $49,000 and $1,329,000 related to corn and energy derivative contracts are included in cost of goods sold in the accompanying consolidated financial statements for the three and nine months ended June 30, 2009. There were no gains or losses from derivative activity for the three or nine months ended June 30, 2008. For the statement of cash flows, such contract transactions are classified as operating activities.
To ensure an adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and its major suppliers. At June 30, 2009, the Company had various fixed and basis contracts for approximately 769,000 bushels. Of the 769,000 bushels under contract, approximately 91,000 had a fixed price at an average of $4.54 per bushel and approximately 678,000 had basis contracts at an average basis of $0.22 per bushel as of June 30, 2009. In addition, the Company has open corn futures positions totaling 30,000 bushels through September 2009.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 effective for the quarter ending June 30, 2009. The adoption did not have an impact on the Company’s financial position or results of operations.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38—76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 2. INVENTORIES
A summary of inventories at June 30, 2009 and September 30, 2008 is as follows:

	June 30,	September 30,
	2009	2008

Corn	$1,552,385	$4,542,009
Denaturant	66,928	—
Work in process	1,503,000	—
Ethanol	1,542,843	—
Distiller grains	631,659	—

Total	$5,296,815	$4,542,009

NOTE 3. COMMITMENTS AND CONTINGENCIES
Liquidity
The Company was in the development stage as of its fiscal year ended September 30, 2008. In October 2008, the plant was substantially completed and operations commenced. The total cost of the organization, start up and construction of the plant was approximately $196,500,000 (unaudited).
The Company is currently experiencing limited liquidity and has nearly exhausted the funds available under its debt facilities and does not have further commitments for additional funds from any lender. Accordingly, on May 4, 2009, the Company began offering its limited liability company membership units through a private placement offering solely to accredited investors. As of August 11, 2009, the Company had sold 5,369 membership units in exchange for an aggregate offering price of $2,032,500. However, the private placement offering will remain open until the maximum offering amount is reached or the term of the offering expires on October 31, 2009. The Company is using the proceeds for working capital purposes, and for general corporate purposes, including purchases of raw materials. The sale of these membership units is deemed to be exempt from registration in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. On May 4, 2009, the same date the Company initiated its private placement offering, the Company also suspended trading of its membership units.
We have completed approximately nine months of operations as of the filing of this report. We have incurred substantial losses since inception. If substantial losses continue liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations. We are currently working with our senior lender to actively review proposals addressing the potential liquidity constraints that may surface during our first year of operations.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2009, we expect operations to generate adequate cash flows to maintain operations. The assumptions assume that we will be able to sell all the ethanol that is produced at the plant. We expect to be able to satisfy our cash requirements for the next 12 months using only our revolving line of credit, senior credit facility, and earnings from operations.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
As mentioned above, we have been involved in discussions with our primary lender, WestLB, regarding certain past and potential future non-compliance with our financial loan covenants that have resulted from the current conditions in the ethanol industry and our financial condition. Under the terms of our senior credit agreement with WestLB, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by the Company and calculated on a monthly basis. As of June 30, 2009 our working capital loans exceeded our borrowing base by $6,815,720 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver for the covenant contained in the credit agreement requiring us to repay the difference between our working capital loans outstanding and our borrowing base. WestLB granted us a waiver of this covenant through July 31, 2009. In addition, WestLB granted us a waiver of this covenant through September 30, 2009, so long as our working capital loans do not exceed our borrowing base by more than $6,490,000. As of July 31, 2009, our working capital loans exceeded our borrowing base by approximately $4,418,000. WestLB has indicated its willingness to work with us on a month to month basis to determine whether a waiver of this covenant will be granted for another one month period; however, at any time WestLB could decide not to grant this waiver and we would be in default on our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection. As a result, this raises substantial doubt about our ability to continue as a going concern.
Commitments and Major Customer
The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under the agreement, the Company will pay the entity $.01 per gallon for each gallon of ethanol sold via railcar and $.0125 per gallon for ethanol sold via truck. This agreement is effective through October 2010, at which time it will automatically renew for an additional two years without written notice.
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
Interest Rate Swap
The Company has managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at June 30, 2009 was $52,940,000. The effect of the swap is to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance.
The swap is designated as a non-hedge derivative and is accounted for as market to market. The estimated fair value of this agreement at June 30, 2009, was a liability of approximately $1,935,974, of which $801,093 is included in current liabilities, and $1,134,881 is included in non-current liabilities in the Company’s balance sheet. Included in the Company’s statement of operations for the three and nine months ended June 30, 2009 is an unrealized gain of $356,194 and unrealized (loss) of $(1,304,647), respectively, related to this interest rate swap. In addition, a realized loss of $415,654 and $879,265 is included in interest expense in the Company’s statement of operations for the three and nine months ended June 30, 2009. Included in the Company’s statement of operations for the three and nine months ended June 30, 2008 is an unrealized gain of $1,517,771 and an unrealized loss of ($584,217), respectively. In addition, a realized loss of (186,555) and ($144,176) is included in interest expense for the three and nine months ended June 30, 2008.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 4. RELATED PARTIES
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.3% of the outstanding units.
The Company purchased corn at market prices in the amount of $946,007 for the nine months ended June 30, 2009 from certain Members in the normal course of business. There were no such purchases in the three months ended June 30, 2008.
NOTE 5. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in plant buildings and equipment.
The Company entered into an Excess Facilities Charge Agreement with Georgia Power Company in which Georgia Power installed a power substation to augment the Company’s power system. The cost of the substation is $1,834,512, which will be charged to the Company over a three year period requiring annual payments of principal and interest totaling $686,309 beginning June 30, 2009. The Company has accounted for this agreement as a capital lease. The cost of the substation is included in plant buildings and equipment.
The Company also entered into a Natural Gas Facilities Agreement with the City of Camilla for a high pressure gas main to serve the plant and purchase natural gas from the City of Camilla. The City of Camilla owns and operates the gas main and leases its usage to the Company. The agreement calls for a monthly facilities charge, in addition to the normal consumption charges, equal to the cost of the installation of the gas main over an 80 month period beginning June 2009 and requiring principal and interest payments of approximately $43,000 each month. The Company has accounted for the facilities lease charges as a capital lease. The asset has a capitalized cost of $2,777,960 included in plant buildings and equipment.

	June 30, 2009	September 30, 2008

De Lage Landen Financial Services, 60 months, interest rate of 7.5%	$133,375	$153,747
Georgia Power Substation lease, 36 months, interest rate of 5.85%	1,834,512	—
Natural Gas Facilities lease, 80 months, interest rate of 6.59%	2,777,960	—

Less current portion	(1,585,502)	(27,420)

	$3,160,345	$126,327

NOTE 6. DEBT FINANCING ARRANGEMENTS
The Company’s long-term debt outstanding as of June 30, 2009 and September 30, 2008 is summarized as follows:

	June 30, 2009	September 30, 2008

West LB Term Loan, variable interest rates from 6.54% to 7.75%, described below	$100,000,000	$81,011,368
Subordinated Fagen note, see description below	3,977,544	—
Subordinated debt facility, interest rate of 7.5%, described below	9,850,000	10,000,000
Notes payable John Deere Credit, interest rate of 5.3%, described below	217,967	264,480

	114,045,511	91,275,848
Less current portion	(9,101,202)	(3,212,430)

	$104,944,309	$88,063,418

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
West LB Credit Arrangement — Senior Debt
SWGE entered into a senior credit agreement that provided for (1) a construction loan facility in an aggregate amount of up to $100,000,000, which converted to a term loan on February 20, 2009 (“Conversion Date”) , (2) a term loan facility in an aggregate amount of up to $100,000,000 which matures on February 20, 2015 (the “Final Maturity Date”); and (3) a working capital loan in an aggregate amount of up to $15,000,000 which matures February 20, 2010. The primary purpose of the credit facility was to finance the construction and operation of the Company’s ethanol plant.
During the term of the working capital loan, SWGE may borrow, repay and re-borrow amounts available under the working capital and letter of credit facility. The principal amount of the term loan facility is payable in quarterly payments ranging from $1,500,000 to $1,600,000 beginning September 30, 2009, and the remaining principal amounts are fully due and payable on the Final Maturity Date. Interest is payable quarterly.
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
As of June 30, 2009 and September 30, 2008, the Company has drawn $14,284,129 and $11,900,000 on the $15,000,000 working capital loan.
On June 25, 2009, the Company requested waivers of certain sections of its senior credit agreement so that it would not be in default of its senior credit agreement as of June 30, 2009. On June 30, 2009, WestLB granted the Company waivers for non-compliance with certain loan covenants, specifically relating to the following items:
•
Final Completion: The Company delivered a certificate of final completion to WestLB on June 30, 2009; however, there are two punch list items that were not completed by June 30, 2009. The punch list items include 1) the replacement of 18 exhausters on top of grain silos with 18 exhausters which comply with certain electronic component standards and 2) the installation of various machine guarding necessary to comply with OSHA standards. Therefore, the Company requested and obtained a waiver of certain sections of the Waiver and Third Amendment to Accounts Agreement through August 31, 2009, including sections 2(a)(ii) and 2(a)(iii), which relate to final completion occurring prior to the Conversion Date. The Company also requested and obtained a waiver through August 31, 2009, of any default or event of default relating to final completion as required by section 8.01(e) of the senior credit agreement, but only to the extent required as a result of the incomplete punch list items.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
•
Consent to Execution of Settlement Agreement: The Company requested and obtained consent to settle the retainage dispute with Fagen, Inc. and the administrative agent and the lender agreed to release the funds necessary to make the $2,500,000 initial payment to Fagen, Inc.

•
Permitted Indebtedness: The Company requested and obtained a waiver of any default or event of default under the section 7.02(a) and 7.02(b) of the senior credit agreement arising from the Company’s entry into the retainage settlement agreement and execution of a subordinated promissory note in favor of Fagen, Inc. in the amount of approximately $4,000,000 as well as the existence of the claim of lien filed on April 28, 2009 by Fagen, Inc. (which lien was released pursuant to the terms of the retainage settlement agreement dated June 30, 2009).

•
Carbon Dioxide Agreement Amendment: Section 7.01(x) of the senior credit agreement requires the Company to deliver a carbon dioxide agreement with Airgas Carbonic, Inc. to the lender along with any ancillary documents. While the consent and opinions related to the carbon dioxide agreement have been negotiated and are believed to be in final form, Airgas Carbonic, Inc. has not yet executed the consent due to concerns about the viability of FUEL. Accordingly, the Company has requested and obtained a temporary waiver of the section 2(f) of the Waiver and Third Amendment to Accounts Agreement and an additional 180 day waiver of section 7.01(x) of the senior credit agreement, both of which will allow the Company time to finalize the agreement with Airgas Carbonic, Inc.

•
Borrowing Base Certificate: As described above, the Company is required to repay the amount that its working capital loans outstanding exceed its borrowing base. The Company’s borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. In furtherance of these calculations, section 7.03(n) requires the Company to deliver to its lender a borrowing base certificate setting for the data necessary to make the borrowing base calculations. As a result of the Company’s working capital loans outstanding exceeding its borrowing base, the Company was not able to deliver an acceptable borrowing base certificate. By the time the September 2009 borrowing base certificate is due, the Company expects to have restructured our financing with a working capital loan from the United States Department of Agriculture’s Business and Industry Guaranteed Loans program or a seasonal loan for the purpose of completely filling its grain storage silos. Accordingly, the Company requested a waiver of any required prepayment arising under section 3.10(d) of the senior credit agreement and a waiver of section 7.03(n), the covenant requiring the Company to repay the difference between its working capital loans outstanding and its borrowing base. The Company obtained a waiver of these covenants through September 30, 2009 and the Company’s lender has indicated its willingness to work with FUEL on month to month basis to determine whether a waiver of these covenants will be granted for another one month period; however, at any time WestLB could decide not to grant this waiver and the Company would be in default on its senior credit agreement.

•
The Company have also requested and obtained an amendment to section 3.02 of the senior credit agreement to restructure the repayment schedule to evenly distribute the amount of the first payment on the term loans across fifteen consecutive payments beginning with the March 31, 2010 quarterly payment and such restructuring of the repayment schedule resulted in no term loan payment being due or made on June 30, 2009.

Subordinated Debt Facility
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
Subordinated Fagen Note
On June 30, 2009, SWGE entered into a subordinated promissory note agreement in the amount of $3,977,544 due Fagen, Inc. for the remaining design-build contract balance. The note bears interest at 4% through June 30, 2010 and 8% thereafter through maturity on June 30, 2011. The agreement requests a principal payment of $500,000 due September 30, 2009 and annual principal payments of $1,738,772 due June 30, 2010 and June 30, 2011.
Other Notes Payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $217,967 and $264,480 as of June 30, 2009 and September 30, 2008, respectively.
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
The following table summarizes fair value measurements by level at June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Investments in marketable securities	$1,597,063	$—	$—	$1,597,063
Commodity positions, included in other current assets	35,300			35,300

Total assets	$1,632,363	$—	$—	$1,632,363

Liabilities:
Derivative instruments:
Interest rate swap	$—	$1,935,974	$—	$1,935,974

Total liabilities	$—	$1,935,974	$—	$1,935,974

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;
•	Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grain and other commodities prices;
•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•	Our ability to generate sufficient liquidity to fund our debt service requirements and capital expenditures;
•	Our ability to comply with our loan covenants and to obtain waivers from our lender for any non-compliance with those covenants;
•	Our ability to secure the financing we require to maintain liquidity and operate our business;
•	The results of our hedging transactions and other risk management strategies;
•	Our inelastic demand for corn, as it is the only available feedstock for our plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;
•	The effects of mergers or consolidations in the ethanol industry;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;
•	Changes in or elimination of federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Overcapacity within the ethanol industry;
•	Difficulties or disruptions we may encounter during the first year of operations at our plant;
•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;
•	Our reliance on key management personnel;
•	The development of infrastructure related to the sale and distribution of ethanol; and
•	Competition in the ethanol industry and from other alternative fuel additives.
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
Our revenues are derived from the sale and distribution of our ethanol and distillers grains primarily in the southeastern United States. Our ethanol plant currently operates at approximately 85 percent of its nameplate capacity, producing ethanol at a rate of approximately 85 million gallons of ethanol per year. A significant percentage of our corn is supplied to us by train and is originated primarily from the eastern Corn Belt; however, we are able to originate an increasing percentage of our corn from local producers. Currently, approximately 80% of our ethanol is being shipped out of our facility by truck to local and regional blending terminals. Additionally, as of the date of this report, approximately 85% of our dried distillers grains are being shipped out of our facility by truck to local livestock and poultry operations.
We are a company with a limited operating history. Accordingly, we do not yet have comparable income, production and sales data for the three months ended June 30, 2009. If you undertake your own review and comparison of the three months ended June 30, 2009 and the three months ended June 30, 2008, it is important that you keep in mind that we expect our financial results to change significantly now that we have become operational.
We are currently experiencing limited liquidity and have nearly exhausted the funds available under our debt facilities and do not have further commitments for additional funds from any lender. Accordingly, on May 4, 2009, we began offering our limited liability company membership units through a private placement offering solely to accredited investors. As of August 11, 2009, we sold 5,369 membership units in exchange for an aggregate offering price of $2,032,500. However, the private placement offering will remain open until the maximum offering amount is reached or the term of the offering expires on October 31, 2009. We are using the proceeds for working capital purposes, and for general corporate purposes, including purchases of raw materials. The sale of these membership units is deemed to be exempt from registration in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. On May 4, 2009, the same date we initiated our private placement offering, we suspended trading of our membership units.
The principal amount of our senior credit facility with WestLB AG, New York Branch (“WestLB”) is payable in quarterly payments ranging from $1,500,000 to $1,600,000 beginning during our fiscal quarter ending September 30, 2009. We expect to make the quarterly term loan payment of $1,500,000 due in September 2009. However, if we are unable to make this quarterly payment our lender may not issue a temporary waiver for non-compliance with the terms of our senior credit agreement and deem us to be in default of our loans. If that occurs, our lender would likely foreclose on our plant.
Under the terms of our senior credit facility, we are also required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. As of June 30, 2009 our working capital loans exceeded our borrowing base by $6,815,720 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver for the covenant contained in the credit agreement requiring us to repay the difference between our working capital loans outstanding and our borrowing base. WestLB granted us a waiver of this covenant July 31, 2009. In addition, WestLB granted us a waiver of this covenant through September 30, 2009, so long as our working capital loans do not exceed our borrowing base by more than $6,490,000. As of July 31, 2009, our working capital loans exceeded our borrowing base by approximately $4,418,000. WestLB has indicated its willingness to work with us on month to month basis to determine whether a waiver of this covenant will be granted for another one month period; however, at any time WestLB could decide not to grant this waiver and we would be in default on our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.

Results of Operations for the Three Months Ended June 30, 2009
During our first fiscal quarter ended December 31, 2008, we transitioned from a development stage company to an operational company. Accordingly, our third fiscal quarter ended June 30, 2009 was our second full quarter of operations. The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2009:

	Quarter Ended
	June 30, 2009
	(Unaudited)
Statement of Operations Data	Amount	Percent
Revenues	$44,061,519	100%

Cost of Goods Sold	$46,262,851	105%

Gross (Loss)	$(2,201,332)	(5)%

Operating Expenses	$1,192,571	3%

Operating (Loss)	$(3,393,903)	(8)%

Other (Expense)	$(2,594,264)	(6)%

Net (Loss)	$(5,988,167)	(14)%
Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
The following table shows the sources of our revenue for the three months ended June 30, 2009.

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$35,890,603	81.50%
Dried Distillers Grains Sales	8,058,250	18.30
Wet Distillers Grains Sales	112,666	0.20
Total Revenues	$44,061,519	100.00%
Our ethanol revenue has remained steady during the three month period ended June 30, 2009 compared to the three month period ended March 31, 2009 as a result of steady ethanol prices, production and sales. The average price we received for our ethanol during the three month period ended June 30, 2009 was approximately the same as we received during our second quarter ended March 31, 2009. We sold approximately 20,319,134 gallons of ethanol during the three month period ended June 30, 2009 at an average price of $1.77 per gallon.
Our distillers grain revenue also remained steady compared to the immediately preceding fiscal quarter ended March 31, 2009. We produced approximately 56,154 tons of dried distillers grains and approximately 2,196 tons of wet distillers grains, which is a reduction of approximately 11% over our second operational quarter ended March 31, 2009. In addition to the reduction in distillers grains production we also experienced an increase in the sales price of our dried distillers grains of approximately 13%. Our average selling price for our dried distillers grains and our wet distillers grains for our quarter ended June 30, 2009 was approximately $144 per ton and $51 per ton, respectively.

We anticipate receiving higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol. However, if the price of ethanol were to decrease and remain low for an extended period of time it would have a significant negative impact on our liquidity, even if our raw material costs remain steady. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn. The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current price levels.
Cost of Goods Sold
Our cost of goods sold was approximately $46,260,000 or 105% of our revenues for the three month period ended June 30, 2009. Our two primary costs of producing ethanol and distillers grains are the cost of corn and natural gas. Approximately 76% of our cost of goods sold is attributable to corn costs and approximately 7% is attributable to natural gas costs. Corn prices reached historical highs in June 2008 prior to the date we commenced plant operations, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. Our average price paid for our corn feedstock for our quarter ended June 30, 2009 was approximately $4.71 per bushel.
Our other costs of goods sold include denaturant, process chemicals, electricity, transportation, and direct labor. Together these costs represent approximately 17% of our cost of goods sold. We do not anticipate these costs to be as volatile as our corn and natural gas expenses. However, our transportation, electrical and denaturant costs are directly tied to the price of energy generally and, therefore, may fluctuate along with the price of petroleum based energy products.
As of June 30, 2009, we had cash corn contracts of approximately 769,000 bushels consisting of 91,000 bushels at an average fixed price of $4.54 per bushel and 678,000 bushels at an average basis of $0.22 per bushel. In addition, we had open corn futures positions totaling 30,000 bushels through September 2009.
Operating Expense
Our operating expenses as a percentage of revenues were 3% for the three month period ended June 30, 2009, and our operating expenses as a percentage of revenues were 3% for the three month period ended March 31, 2009. Operating expenses consist primarily of payroll, employee benefits, and professional fees and have been stable since beginning operations.
Operating (Loss)
Our loss from operations for the three months ended June 30, 2009 was approximately 8% of our revenues, our loss for the three months ended March 31, 2009 was approximately 13% of our revenues and our loss for the three months ended December 31, 2008 was approximately 16% of our revenues. These operating losses are primarily the result of our cost of goods sold relative to our revenues during our first three quarters of operations. Our losses for our third fiscal quarter ended June 30, 2009 was primarily a result of negative operating margins due to the high cost of our inputs relative to the revenue generated by the sale of our ethanol and distillers grains.
Other (Expense)
We had total other expense for the fiscal quarter ended June 30, 2009 of approximately $2,600,000, resulting primarily from our interest expense for the period. Interest expense for the period was approximately $3,000,000 which was offset by an unrealized gain of approximately $350,000 for the change in fair value of our interest rate swap agreement.

Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2009.

Three Months ended
June 30, 2009
Production:
Ethanol sold (gallons)	20,319,134
Dried distillers grains sold (tons)	56,154
Wet distillers grains sold (tons)	2,196
Revenues:
Ethanol average price per gallon	1.766
Dried distillers grains revenue per gallon of ethanol sold	0.397
Wet distillers grains revenue per gallon of ethanol sold	0.006
Total revenue per gallon of ethanol sold	2.168
Costs:
Corn cost per gallon of ethanol sold (including freight)	1.736
Chemical and additive costs per gallon of ethanol sold	0.075
Natural gas cost per gallon of ethanol sold	0.167
Denaturant cost per gallon of ethanol sold	0.017
Electricity cost per gallon of ethanol sold	0.035
Transportation cost per gallon of ethanol sold	0.040
Direct Labor cost per gallon of ethanol sold	0.033
Overhead cost per gallon of ethanol sold	0.102
Total cost per gallon of ethanol sold	2.205
The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2009.

Nine Months ended
June 30, 2009
Production:
Ethanol sold (gallons)	58,821,768
Dried distillers grains sold (tons)	149,404
Wet distillers grains sold (tons)	4,373
Revenues:
Ethanol average price per gallon	1.781
Dried distillers grains revenue per gallon of ethanol sold	0.402
Wet distillers grains revenue per gallon of ethanol sold	0.005
Total revenue per gallon of ethanol sold	2.188
Costs:
Corn cost per gallon of ethanol sold (including freight)	1.751
Chemical and additive costs per gallon of ethanol sold	0.081
Natural gas cost per gallon of ethanol sold	0.235
Denaturant cost per gallon of ethanol sold	0.042
Electricity cost per gallon of ethanol sold	0.040
Transportation cost per gallon of ethanol sold	0.037
Direct Labor cost per gallon of ethanol sold	0.036
Overhead cost per gallon of ethanol sold	0.012
Total cost per gallon of ethanol sold	2.333
During the quarter ended June 30, 2009, our market price of ethanol varied between approximately $1.58 per gallon and approximately $2.16 per gallon. Our average price per gallon of ethanol was $1.77. If our average price received per gallon of ethanol had been $0.01 lower, our annual gross margin would have decreased by approximately $850,000, assuming our other revenues and costs remained unchanged.

During the quarter ended June 30, 2009, the market price of dried distillers grains varied between approximately $109 per ton and approximately $175 per ton. Our average price per ton of dried distillers grains was $144. If our average price received per ton of dried distillers grains had been $1.00 lower, our annual gross margin would have decreased by approximately $220,000, assuming our other revenues and costs remained unchanged.
During the quarter ended June 30, 2009, the market price of corn varied between approximately $3.88 per bushel and approximately $4.91 per bushel. Our average price per bushel of corn was $4.71 If our average price paid per bushel of corn had been $0.01 higher, our annual gross margin would have decreased by approximately $363,000, assuming our other revenues and costs remained unchanged.
During the quarter ended June 30, 2009, the market price of natural gas varied between approximately $3.66 per MMBTU and approximately $3.98 per MMBTU. Our average price per MMBTU of natural gas was $3.84. If our average price paid per MMBTU of natural gas had been $0.01 higher, our annual gross margin would have decreased by approximately $305,000, assuming our other revenues and costs remained unchanged.
Impairment Analysis
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at June 30, 2009.
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
Changes in Financial Condition for the Nine Months Ended June 30, 2009
We experienced an increase in our current assets at June 30, 2009 compared to our fiscal year ended September 30, 2008. We had approximately $700,000 less cash on hand at June 30, 2009 compared to September 30, 2008. However, we experienced an increase of approximately $700,000 in the value of our inventory at June 30, 2009 compared to September 30, 2008, primarily as a result of the commencement of operations at our plant. Additionally, at June 30, 2009 we had accounts receivable of approximately $4,000,000 compared to no accounts receivable at September 30, 2008.
Our net property and equipment was slightly higher at June 30, 2009 compared to September 30, 2008 as a result of the net effect of increases in the asset value of our property and equipment, offset by our accumulated depreciation.
We experienced an increase in our total current liabilities on June 30, 2009 compared to September 30, 2008. We experienced an increase of approximately $2,380,000 in our revolving line of credit at June 30, 2009 compared to September 30, 2008. We also experienced an increase of approximately $7,500,000 in the current portion of our long term debt at June 30, 2009 compared to September 30, 2008.

We experienced a significant increase in our long-term liabilities as of June 30, 2009 compared to September 30, 2008, primarily as a result of increases in our long-term notes payable. At June 30, 2009, we had approximately $104,900,000 outstanding in the form of long-term loans, compared to approximately $88,100,000 at September 30, 2008. This increase is attributed to cash we utilized from our long-term loans to complete the construction of our facility and commence operations.
Liquidity and Capital Resources
We have completed approximately nine months of operations as of the filing of this report. The relative price levels of corn, ethanol and distillers grains have resulted in tight operating margins and net losses for us in our first three quarters of operations. However, we had positive operating margins during the last part of June 2009 and into July 2009 and we are optimistic that favorable margins will exist as we complete our fourth fiscal quarter and move into the corn harvest season as local corn producers begin delivering their 2009 corn crop to our facility. If substantial losses continue, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations. We are currently working with our senior lender to actively review proposals addressing the potential liquidity constraints that may surface during our first year of operations.
As a result of these net losses, we are currently experiencing limited liquidity and have nearly exhausted the funds available under our debt facilities and do not have further commitments for additional funds from any lender. If we are unable to secure the financing necessary to satisfy our working capital needs, or if relative price levels change, our lack of available funds could cause us to scale back production at our ethanol plant or cease operations altogether. Any shutdown could be temporary or permanent depending on the cash we have available to continue operations.
The following table shows cash flows for the nine months ended June 30, 2009:

Nine Months Ended
June 30, 2009
Net cash (used in) operating activities	$(20,218,170)
Net cash (used in) investing activities	$(3,469,014)
Net cash provided by financing activities	$22,990,457

Net (decrease) in cash	$(696,727)
Cash and cash equivalents, end of period	$6,989,251
Operating Cash Flows. Cash used in operating activities was approximately $20,200,000 for the nine months ended June 30, 2009. Our net loss from operations for the nine months ended June 30, 2009 was approximately $23,400,000 due to the market conditions the ethanol industry experienced. Our net loss from operations was positively affected by factors including depreciation expense and amortization of financing costs, but these factors were offset by uncollected accounts receivable and an increase in cash used to purchase corn inventory.
Investing Cash Flows. Cash used in investing activities was approximately $3,500,000 for the nine months ended June 30, 2009. These funds were used to purchase equipment necessary to operate our facility.
Financing Cash Flows. Cash provided by financing activities was approximately $23,000,000 for the nine months ended June 30, 2009. Approximately $19,000,000 of this cash flow is proceeds from the issuance of notes payable and approximately $2,000,000 of this cash flow is proceeds from our revolving line of credit. In addition, approximately $2,000,000 of this cash is proceeds received from the sale of units in our private placement offering.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2009 and assuming we have the liquidity necessary to operate the plant at nameplate capacity, we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant. We expect to be able to satisfy our cash requirements for the next 12 months using only our revolving line of credit, senior credit facility, and earnings from operations.

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
The principal amount of the term loan facility is payable in quarterly payments ranging from $1,500,000 to $1,600,000 beginning September 30, 2009, and the remaining principal amounts are fully due and payable on the Final Maturity Date. We expect to make the first quarterly term loan payment of $1,500,000 due in September 2009. However, if we are unable to make this quarterly payment our lender may not issue a temporary waiver for non-compliance with the terms of our senior credit agreement and deem us to be in default of our loans.
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
Under the terms of our senior credit agreement with WestLB, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. As of June 30, 2009 our working capital loans exceeded our borrowing base by $6,815,720 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver for the covenant contained in the credit agreement requiring us to repay the difference between our working capital loans outstanding and our borrowing base. WestLB granted us a waiver of this covenant through July 31, 2009. In addition, WestLB granted us a waiver of this covenant through September 30, 2009, so long as our working capital loans do not exceed our borrowing base by more than $6,490,000. As of July 31, 2009, our working capital loans exceeded our borrowing base by approximately $4,418,000. WestLB has indicated its willingness to work with us on month to month basis to determine whether a waiver of this covenant will be granted for another one month period; however, at any time WestLB could decide not to grant this waiver and we would be out of compliance with our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.
As of June 30, 2009, we had drawn approximately $100,000,000 of the $100,000,000 construction loan and had $14,284,129 outstanding on the $15,000,000 working capital loan.
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

On June 30, 2009 we agreed on the amount due to Fagen, Inc. for retainage withheld under our design-build contract. Fagen, Inc. was requesting a retainage payment of approximately $6,500,000. With the exception of two minor punch list items, the outstanding issues have been resolved and on June 30, 2009 we delivered our certificate of final completion to WestLB. As consideration for Fagen, Inc.’s completion of our facility, we have agreed to pay Fagen, Inc. $2,500,000 in cash and executed a subordinated promissory note dated June 30, 2009 in favor of Fagen, Inc. in the amount of approximately $4,000,000. The agreement requests a principal payment of $500,000 due September 30, 2009 and annual principal payments of $1,738,772 due June 30, 2010 and June 30, 2011.
Other Notes Payable
We have financed the acquisition of certain equipment through two notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $217,967 as of June 30, 2009.
Our long-term debt outstanding as of June 30, 2009 is summarized as follows:

West LB Construction Loan, variable interest rates from 6.54% to 7.75%	$100,000,000
Subordinated Fagen Note, interest rate of 4.0% through June 20, 2010	3,977,544
Subordinated debt facility, interest rate of 7.5%	9,850,000
Notes payable John Deere Credit, interest rate of 5.3%	217,967

114,045,511
Less current portion	(9,101,202)

Long-term debt outstanding as of June 30, 2009	$104,944,309

Debt Covenants
On June 25, 2009, we requested waivers of certain sections of our senior credit agreement so that we would not be in default of our senior credit agreement as of June 30, 2009. On June 30, 2009, WestLB granted us waivers for non-compliance with certain loan covenants, specifically relating to the following items:
•
Final Completion: We delivered a certificate of final completion to WestLB on June 30, 2009; however, there are two punch list items that were not completed by June 30, 2009. The punch list items include 1) the replacement of 18 exhausters on top of grain silos with 18 exhausters which comply with certain electronic component standards and 2) the installation of various machine guarding necessary to comply with OSHA standards. We therefore requested and obtained a waiver of certain sections of the Waiver and Third Amendment to Accounts Agreement through August 31, 2009, including sections 2(a)(ii) and 2(a)(iii), which relate to final completion occurring prior to the Conversion Date. We also requested and obtained a waiver through August 31, 2009, of any default or event of default relating to final completion as required by section 8.01(e) of the senior credit agreement, but only to the extent required as a result of the incomplete punch list items.

•
Consent to Execution of Settlement Agreement: We requested and obtained consent to settle the retainage dispute with Fagen, Inc. and the administrative agent and the lender agreed to release the funds necessary to make the $2,500,000 initial payment to Fagen, Inc.

•
Permitted Indebtedness: We requested and obtained a waiver of any default or event of default under the section 7.02(a) and 7.02(b) of the senior credit agreement arising our entry into the retainage settlement agreement and execution of a subordinated promissory note in favor of Fagen, Inc. in the amount of approximately $4,000,000 as well as the existence of the claim of lien filed on April 28, 2009 by Fagen, Inc. (which lien was released pursuant to the terms of the retainage settlement agreement dated June 30, 2009).

•
Carbon Dioxide Agreement Amendment: Section 7.01(x) of our senior credit agreement requires us to deliver our carbon dioxide agreement with Airgas Carbonic, Inc. to our lender along with any ancillary documents. While the consent and opinions related to the carbon dioxide agreement have been negotiated and are believed to be in final form, Airgas Carbonic, Inc. has not yet executed the consent due to concerns about the viability of FUEL. Accordingly, we have requested and obtained a temporary waiver of the section 2(f) of the Waiver and Third Amendment to Accounts Agreement and an additional 180 day waiver of section 7.01(x) of our senior credit agreement, both of which will allow us time to finalize the agreement with Airgas Carbonic, Inc.

•
Borrowing Base Certificate: As described above, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. In furtherance of these calculations, section 7.03(n) requires us to deliver to our lender a borrowing base certificate setting forth the data necessary to make the borrowing base calculations. As a result of our working capital loans outstanding exceeding our borrowing base, we were not able to deliver an acceptable borrowing base certificate. By September 30, 2009, the borrowing base certificate due date, we expect to have restructured our financing with a working capital loan from the United States Department of Agriculture’s Business and Industry Guaranteed Loans program or a seasonal loan for the purpose of completely filling our grain storage silos. Accordingly, we requested a waiver of any required prepayment arising under section 3.10(d) of the senior credit agreement and a waiver of section 7.03(n), the covenant requiring us to repay the difference between our working capital loans outstanding and our borrowing base. We obtained a waiver of these covenants through September 30, 2009 and our lender has indicated its willingness to work with us on month to month basis to determine whether a waiver of these covenants will be granted for another one month period; however, at any time our lender could decide not to grant this waiver and we would be in default on our senior credit agreement.

•
We have also requested and obtained an amendment to section 3.02 of the senior credit agreement to restructure the repayment schedule to evenly distribute the amount of the first payment on the term loans across fifteen consecutive payments beginning with the March 31, 2010 quarterly payment and such restructuring of the repayment schedule resulted in no term loan payment being due or made on June 30, 2009.

If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months focused on plant operations, including four primary functions (i) ensuring adequate access to capital to operate the plant; (ii) managing the cost effective purchasing of critical inputs to our production process, which include corn and natural gas; (iii) optimizing the production process in such a way as to minimize manufacturing costs; and (iv) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distillers grains. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2009, we expect operations to generate adequate cash flows to maintain operations. Our expectations assume that we will be able to sell all the ethanol that is produced at the plant. We expect to be able to satisfy our cash requirements for the next 12 months using only our revolving line of credit, senior credit facility, and earnings from operations.

Plant Operations
Construction of our plant is complete and we commenced operations on October 10, 2008. The total cost of the project, including the construction of the ethanol plant and start-up expenses, was approximately $196,500,000. During the quarter ended June 30, 2009, our plant operated at approximately 85 percent of its nameplate capacity, producing ethanol at a rate of approximately 85 million gallons of ethanol per year. Management anticipates our plant will operate at approximately 85 percent of our currently permitted capacity of approximately 100 million gallons per year so long as we have sufficient working capital available to fund plant operations. We are experiencing limited liquidity and do not currently have significant cash reserves. Accordingly, we are currently close to lacking sufficient working capital to fund continuing operations. Our lack of funds could cause us to scale back production at our ethanol plant or cease operations altogether. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis.
Ethanol Distribution
We sell the ethanol we produce through Eco-Energy, Inc. (“EcoEnergy”). As of June 30, 2009, approximately 80% of our ethanol is being shipped out of our facility by truck to local and regional blending terminals. If EcoEnergy fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
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
We are significantly dependent on the availability and price of corn. The area surrounding the plant produces a limited amount of corn, we therefore expect our corn supply needs to be supplemented with corn from other areas, such as the eastern Corn Belt states of Indiana, Ohio and Illinois. There is no assurance that a shortage will not develop, particularly if there is an extended drought or other production problems. Although corn production in our area is expected to increase in the future, it is unlikely it will increase to levels that will meet all of our ethanol plant’s corn needs.

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
The chart below shows average corn prices from July 2005 to the present time in Kansas City, Kansas and reflects recent changes in the per bushel price of corn:
Derivatives
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
Utilities
Natural Gas. Natural gas is an important input commodity to our manufacturing process. We estimate that our annual natural gas usage is approximately 3,400,000 Million British Thermal Units annually and constitutes 6% to 10% of our annual total production cost. We use natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States. We entered into a natural gas facilities agreement and natural gas supply and capacity agreement with the City of Camilla. We agreed to purchase natural gas supplies in the amount of approximately 10,600 MMBtu per day.

Electricity. We require a significant amount of electrical power to operate the plant. We have entered into a contract for electric service and an excess facilities charge agreement with Georgia Power Company (“Georgia Power”). During the term of the contract, we pay monthly charges calculated in accordance with the applicable rules, regulations and rate schedules. Pursuant to the facilities charge agreement, Georgia Power has installed facilities on our premises and we compensate Georgia Power for the cost of installing the facilities in the amount of approximately $1,834,512 plus interest in three annual payments of approximately $656,000. The first annual payment became due one year after the installation of permanent meter facilities (June 30, 2009). We also compensate Georgia Power for the allocated costs of operating and maintaining the facilities and we will pay ongoing annual facilities charges of $95,000.
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
Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation. However, during our 2008 and 2009 fiscal years, some consolidation of the ethanol industry occurred. Management believes that conditions are right for further consolidation in the ethanol industry. We believe this is especially true as a result of the significant financial hardship that has been occurring in the ethanol industry recently. Consolidation in the ethanol industry may put us at a competitive disadvantage compared to other larger ethanol producers. Larger ethanol producers may realize economies of scale in the production of ethanol and distillers grains that we cannot take advantage of, specifically with respect to larger sales of ethanol and increased bargaining power for raw materials, including corn and natural gas.
The following chart provides average ethanol prices in Kansas City, Kansas since June 2007 until the present time:
As of July 14, 2009, the Renewable Fuels Association (“RFA”) reported that U.S. ethanol production capacity was approximately 12.7 billion gallons and that approximately 16% of that production capacity is not currently operational. The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to nearly 14.5 billion gallons per year. The largest ethanol producers include Archer Daniels Midland, BioFuels Energy Corp, Hawkeye Renewable, POET, The Andersons, Inc. and Valero Renewable Fuels each of which are capable of producing more ethanol than we produce.

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
According to the Renewable Fuels Association’s Ethanol Industry outlook 2009, ethanol plants produced 12 million metric tons of distillers grains in 2006, 14 million metric tons in 2007, and 23 million metric tons in 2008. The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from any expansion. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced relative to other feed ingredients.
Employees
We currently have 58 full-time employees and five part-time employees. Approximately nine of our employees are involved primarily in management and administration, and the remainder will be involved primarily in plant operations.
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
There is no assurance that a corn shortage will not develop; however, as we move toward harvest it seems unlikely that the State of Georgia will experience major corn production problems in the 2009 crop year. We anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem).

Natural Gas
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 6% to 10% of our annual total production cost. We use natural gas to generate process steam and to dry our distillers grain products to a moisture content at which they can be effectively stored and transported. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.
Ethanol Supply and Demand
If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to further decline. The prices of crude oil and refined gasoline decreased significantly in the second half of 2008, which has in turn placed downward pressure on the price of ethanol. However, the price of crude oil and refined gasoline has increased during the first half of 2009 and ethanol prices have increased to the $1.75 to $2.00 range. Any decline in ethanol prices will result in lower future revenues and may reduce or eliminate profits.
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

Summary of Critical Accounting Policies and Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The fair value of our cash and equivalents approximates their carrying value.
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
Unrealized gains and losses related to derivative contracts for corn purchases are included as a component of cost of goods sold and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements. The fair values of derivative contracts are presented on the accompanying balance sheet as derivative financial instruments.
As of June 30, 2009, we had cash corn contracts of approximately 769,000 bushels consisting of 91,000 bushels at an average fixed price of $4.54 per bushel and 678,000 bushels at an average basis of $0.22 per bushel. In addition, we had open corn futures positions totaling 30,000 bushels through September 2009.
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
Recently Issued Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 effective for the quarter ending June 30, 2009. The adoption did not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38—76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.
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
Our management, including our Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of June 30, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Risks Relating to Our Business
We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have been involved in discussions with our primary lender, WestLB, regarding certain past and potential future non-compliance with our loan covenants that have resulted from current conditions in the ethanol industry and our financial condition. Under the terms of our senior credit agreement with WestLB, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and calculated on a monthly basis. As of August 2009 our working capital loans exceeded our borrowing base by $4,418,317 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver of the covenant contained in the credit agreement requiring us to repay the difference between our working capital loans outstanding and our borrowing base. WestLB granted us a waiver of this covenant through September 30, 2009. WestLB has indicated its willingness to work with us on month to month basis to determine whether a waiver of this covenant will be granted for another one month period; however, at any time WestLB could decide not to grant this waiver and we would be in default on our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our units.
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
As of August 11, 2009, we have sold 5,369 membership units in exchange for an aggregate offering price of $2,032,500. We will use the proceeds for working capital purposes, and for general corporate purposes, including purchases of raw materials. The sale of these membership units was deemed to be exempt from registration in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of securities. The acquirers of our membership units made representations to us regarding their status as accredited investors as defined in Regulation D, or as investors with such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment (alone or with a purchaser representative), and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends will be affixed to unit certificates and instruments issued in such transactions. All acquirers were provided a private placement memorandum containing all material information concerning FUEL and the offering. The private placement offering will remain open until the maximum offering amount is reached or the term of the offering expires on October 31, 2009. On May 4, 2009, the same date we initiated our private placement offering, we suspended trading of our membership units.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits. The following exhibits are included herein:

Exhibit No.	Description

10.1	Southwest Georgia Ethanol, LLC Subordinated Promissory Note Due June 30, 2011 payable to Fagen, Inc. dated June 30, 2009.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: August 14, 2009	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer

Date: August 14, 2009	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer