Form 10-K
period 2009-09-30
FIRST UNITED ETHANOL LLC
filed 2009-12-23
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2009

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
(229) 522-2822
(Registrant’s telephone number)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of December 1, 2009, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $29,230,362.
As of December 1, 2009, there were 81,984 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

FORWARD LOOKING STATEMENTS
Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Item 1, “Business;” Item 2, “Properties” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well.
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
You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy or capital improvements;

•	Volatility of corn, natural gas, ethanol, unleaded gasoline, oil, distillers grain and other commodities prices;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•	The results of our hedging transactions and other risk management strategies;

•	Our anticipated inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•	The effects of mergers or consolidations in the ethanol industry;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;

•	Changes in or elimination of federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•
Limitations on the demand for ethanol resulting from the “blend wall” which limits the amount of ethanol blended into the national gasoline pool based on current 10 percent blend rate in standard vehicles;

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

AVAILABLE INFORMATION
Information about us is also available at our website at www.firstunitedethanol.com, under “Investor Relations,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.
PART I

ITEM 1.	BUSINESS.
Business Development
First United Ethanol, LLC (“we,” “us,” “FUEL,” “First United,” or the “Company”) was formed as a Georgia limited liability company on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. Plant operations and the production of ethanol and distillers grains commenced on October 10, 2008. As of the close of our fiscal year on September 30, 2009, we have completed our first year of plant operations. In our first year of plant operation we processed approximately 29 million bushels of corn producing 81 million gallons of denatured fuel grade ethanol, 214,000 tons of dried distillers grains and 7,000 tons of wet distillers grains.
Principal Products and Markets
Ethanol
Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 11.94 billion gallons as of December 10, 2009.
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

Distillers Grains
A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Distillers grains can also be included in the rations of breeder hens, broilers and laying hens which can potentially contain up to 20% and 15% distillers grains, respectively. Dry mill ethanol processing creates three forms of distillers grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to approximately 12% moisture. DDGS has a much longer shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. Currently, 97% of the distillers grains we produce are sold as DDGS and 3% of the distillers grains we produce are sold as “wetcake” or DWS. By selling a percentage of our distillers grains as wetcake we are able increase the capacity of our plant.
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
Our regional market is within a 450-mile radius of our plant and is serviced by rail. We have a railroad loop track at our plant so we are capable of loading unit trains allowing us to more effectively reach regional and national markets. Our regional markets include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas. Currently, most of our ethanol and distillers grains are being shipped by truck to local markets.
While we believe that the nationally mandated usage of renewable fuels is largely driving current demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher renewable fuels standard (“RFS”) standard may be necessary to encourage blenders to use ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply could outpace demand and depress ethanol prices.
Distribution of Principal Products
Our ethanol plant is located near Camilla, Georgia in Mitchell County, in southwestern Georgia. We selected the Camilla site because of its proximity to existing ethanol consumption and accessibility to road and rail transportation. It is served by OmniTrax on the Georgia and Florida Railway which provides connections to the CSX Railway and the Norfolk and Southern Railway. Our site is in close proximity to major highways that connect to major petroleum terminals such as Atlanta, Birmingham, Columbia, Jacksonville, Spartanburg, Tallahassee and Tampa. There are approximately 70 terminals within a 250 mile radius of our plant; therefore, we believe we have a competitive advantage over some of our competitors because we are able to truck ethanol to these terminals cheaper than our competitors can transport it by rail to the same terminals.
Ethanol Distribution
We have an ethanol marketing agreement with Eco-Energy, Inc. (“Eco”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. We agreed to pay a fee of $0.01 per net gallon of ethanol purchased for rail and $0.012 per net gallon of ethanol purchased for outbound trucks. The initial term of the agreement commenced on our first day of ethanol production and will continue until October 2010. The agreement will automatically renew for additional two year terms unless otherwise terminated pursuant to the agreement. Under the agreement Eco is responsible for all transportation arrangements for the distribution of ethanol.

Distillers Grains Distribution
We have a marketing agreement with Palmetto Grain Brokerage, LLC of Ridgeland, South Carolina (“Palmetto”) for the purpose of marketing and selling most of our distillers grains. Palmetto is the exclusive selling broker for any rail origin dried distillers grains we produce. We pay Palmetto fifty cents ($0.50) per ton for all dried distillers grains sold through the efforts of Palmetto acting as the selling broker. Palmetto is not a party to any dried distillers grain sales contracts between us and any third party purchaser. We anticipate taking advantage of the local truck market for dried distillers grains and entering into agreements for the sale of a portion of our dried distillers grains with third party purchasers with Palmetto assisting us with the rail market for our distillers grains. We are presently in discussions to amend our contract with Palmetto Grain Brokerage, LLC effective January 1, 2010 thereby eliminating some areas of support as we continue to build our in-house team of merchandisers.
New Products and Services
We have not introduced any new products or services during this fiscal year.
Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
The effect of the RFS program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 11.1 billion gallons per year in 2009 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year in 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch. Alternative biofuels include cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. The scheduled RFS for 2010 is approximately 13 billion gallons.
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
The Renewable Fuels Association estimates that current domestic ethanol production as of December 2009 is approximately 11.94 billion gallons of an estimated existing industry capacity of 13.14 billion gallons.
In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have continued to be a contentious issue. Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends. State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase. Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand. Recently, the EPA has been considering allowing E15 to be used in standard vehicles. However, the EPA has delayed making a decision on E15 until sometime in 2010. If the use of E15 in standard vehicles is approved, we expect the demand for ethanol and the price of ethanol to respond favorably in the southeastern United States.

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
Effect of Governmental Regulation
The ethanol industry and our business depend upon continuation of the federal support of ethanol discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels. The elimination or reduction of such federal support of ethanol would likely reduce our net income and negatively impact our future financial performance.
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
On September 22, 2009, the EPA issued the “Final Mandatory Reporting of Greenhouse Gases Rule” that becomes effective on January 1, 2010. This new rule requires certain facilities that emit 25,000 metric tons or more of CO2 per year to report certain greenhouse gas emissions data from that facility to the EPA on an annual basis. The first annual reports covering calendar year 2010 will need to be submitted to the EPA in 2011. We are evaluating our obligations under this new rule in light of additional guidance to be released by the EPA.
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
Competition
We are competing with numerous other ethanol producers. Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. As a destination plant, we believe First United Ethanol is able to compete favorably with other ethanol producers due to our proximity to ethanol markets and multiple modes of transportation. However, we face higher costs for our corn when compared to Midwest ethanol producers with access to corn produced in close proximity to their ethanol plants. Our competitive position in the ethanol industry has been our ability to offset any higher corn costs with increased transportation savings due to our close proximity to blending terminals.

The following table identifies most of the ethanol producers in the United States along with their production capacities.
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

					Under
				Operating	Construction/
			Nameplate	Production	Expansion
Company	Location	Feedstock	Capacity (mgy)	(mgy)	Capacity (mgy)
Abengoa Bioenergy Corp. (Total)			198.0	168.0	176.0
Abengoa Bioenergy Corp.	Madison, IL	corn
Abengoa Bioenergy Corp.	Mt. Vernon, IN	corn
Abengoa Bioenergy Corp.	Colwich, KS	corn/milo
Abengoa Bioenergy Corp.	Ravenna, NE	Corn
Abengoa Bioenergy Corp.	York, NE	Corn
Abengoa Bioenergy Corp.	Portales, NM	corn
Absolute Energy, LLC*	St. Ansgar, IA	Corn	110.0	110.0
ACE Ethanol, LLC	Stanley, WI	Corn	41.0	41.0
Adkins Energy, LLC*	Lena, IL	Corn	40.0	40.0
Advanced Bioenergy, LLC	Fairmont, NE	Corn	100.0	100.0
Ag Energy Resources, Inc.	Benton, IL	corn			5.0
AGP*	Hastings, NE	Corn	52.0	52.0
Agri-Energy, LLC*	Luverne, MN	Corn	21.0	21.0
Al-Corn Clean Fuel*	Claremont, MN	Corn	42.0	42.0
Alchem Ltd. LLP	Grafton, ND	Corn	10.0
AltraBiofuels Coshocton Ethanol, LLC	Coshocton, OH	corn	60.0
AltraBiofuels Indiana, LLC	Cloverdale, IN	corn	92.0
AltraBiofuels Phoenix Bio Industries, LLC	Goshen, CA	Corn	31.5	31.5
Amaizing Energy, LLC*	Atlantic, IA	Corn	110.0	110.0
Amaizing Energy, LLC*	Denison, IA	Corn	55.0	55.0
Appomattox Bio Energy	Hopewell, VA	corn			65.0
Archer Daniels Midland (Total)			1,070.0	1,070.0	550.0
Archer Daniels Midland	Cedar Rapids, IA	Corn
Archer Daniels Midland	Clinton, IA	Corn
Archer Daniels Midland	Decatur, IL	Corn
Archer Daniels Midland	Peoria, IL	Corn
Archer Daniels Midland	Marshall, MN	Corn
Archer Daniels Midland	Wallhalla, ND	Corn/barley
Archer Daniels Midland	Columbus, NE	Corn
Arkalon Energy, LLC	Liberal, KS	Corn	110.0	110.0
Aventine Renewable Energy, LLC (Total)			207.0	207.0
Aventine Renewable Energy, LLC	Pekin, IL	Corn
Aventine Renewable Energy, LLC	Aurora, NE	Corn

					Under
				Operating	Construction/
			Nameplate	Production	Expansion
Company	Location	Feedstock	Capacity (mgy)	(mgy)	Capacity (mgy)
Badger State Ethanol, LLC*	Monroe, WI	Corn	48.0	48.0
Big River Resources Galva, LLC	Galva, IL	corn	100.0	100.0
Big River Resources, LLC*	West Burlington, IA	Corn	100.0	100.0
Big River United Energy	Dyersville, IA	corn	110.0
BioFuel Energy — Buffalo Lake Energy, LLC	Fairmont, MN	Corn	115.0	115.0
BioFuel Energy — Pioneer Trail Energy, LLC	Wood River, NE	Corn	115.0	115.0
Bional Clearfield	Clearfield, PA	Corn			110.0
Blue Flint Ethanol	Underwood, ND	Corn	50.0	50.0
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55.0	55.0
Bridgeport Ethanol	Bridgeport, NE	corn	54.0	54.0
Bunge-Ergon Vicksburg	Vicksburg, MS	corn	54.0	54.0
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	50.0	50.0
Calgren Renewable Fuels, LLC	Pixley, CA	Corn	55.0
Carbon Green Bioenergy	Lake Odessa, MI	Corn	50.0
Cardinal Ethanol	Union City, IN	Corn	100.0	100.0
Cargill, Inc.	Eddyville, IA	Corn	35.0	35.0
Cargill, Inc.	Blair, NE	Corn	85.0	85.0
Cascade Grain	Clatskanie, OR	Corn	108.0
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn	50.0	50.0
Center Ethanol Company	Sauget, IL	Corn	54.0	54.0
Central Indiana Ethanol, LLC	Marion, IN	Corn	40.0	40.0
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5	21.5
Chief Ethanol	Hastings, NE	Corn	62.0	62.0
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45.0	45.0
Cilion Ethanol	Keyes, CA	Corn			50.0
Clean Burn Fuels, LLC	Raeford, NC	Corn			60.0
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33.0	33.0
Corn Plus, LLP*	Winnebago, MN	Corn	44.0	44.0
Corn, LP*	Goldfield, IA	Corn	60.0	60.0
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40.0	40.0
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50.0	50.0
DENCO, LLC	Morris, MN	Corn	24.0
Didion Ethanol	Cambria, WI	Corn	40.0	40.0
E Caruso (Goodland Energy Center)	Goodland, KS	Corn			20.0
E Energy Adams, LLC	Adams, NE	Corn	50.0	50.0
E3 Biofuels	Mead, NE	corn	25.0
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35.0	35.0

					Under
				Operating	Construction/
			Nameplate	Production	Expansion
Company	Location	Feedstock	Capacity (mgy)	(mgy)	Capacity (mgy)
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5	1.5
Front Range Energy, LLC	Windsor, CO	Corn	40.0	40.0
Gateway Ethanol	Pratt, KS	Corn	55.0
Glacial Lakes Energy, LLC — Mina	Mina, SD	corn	107.0	107.0
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100.0	100.0
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	98.0	98.0
Global Ethanol/Midwest Grain Processors	Riga, MI	Corn	57.0	57.0
Golden Cheese Company of California*	Corona, CA	Cheese whey	5.0	5.0
Golden Grain Energy, LLC*	Mason City, IA	Corn	115.0	115.0
Golden Triangle Energy, LLC*	Craig, MO	Corn	20.0	20.0
Grain Processing Corp.	Muscatine, IA	Corn	20.0	20.0
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52.0	52.0
Greater Ohio Ethanol, LLC	Lima, OH	Corn	54.0
Green Plains Renewable Energy	Shenandoah, IA	Corn	55.0	55.0
Green Plains Renewable Energy	Superior, IA	Corn	55.0	55.0
Green Plains Renewable Energy	Bluffton, IN	Corn	110.0	110.0
Green Plains Renewable Energy	Central City, NE	corn	100.0	100.0
Green Plains Renewable Energy	Ord, NE	Corn	50.0	50.0
Green Plains Renewable Energy	Obion, TN	Corn	110.0	110.0
Guardian Energy	Janesville, MN	corn	110.0	110.0
Hankinson Renewable Energy, LLC	Hankinson, ND	corn	110.0	110.0
Hawkeye Renewables, LLC	Fairbank, IA	Corn	110.0	110.0
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	90.0	90.0
Hawkeye Renewables, LLC	Menlo, IA	Corn	110.0	110.0
Hawkeye Renewables, LLC	Shell Rock, IA	Corn	110.0	110.0
Heartland Corn Products*	Winthrop, MN	Corn	100.0	100.0
Heartland Grain Fuels, LP	Aberdeen, SD	Corn	50.0	50.0
Heartland Grain Fuels, LP	Huron, SD	Corn	32.0	32.0	33.0
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn	50.0	50.0
Highwater Ethanol LLC	Lamberton, MN	Corn	55.0	55.0
Homeland Energy	New Hampton, IA	Corn	100.0	100.0
Husker Ag, LLC*	Plainview, NE	Corn	75.0	75.0
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4.0	4.0
Illinois River Energy, LLC	Rochelle, IL	Corn	100.0	100.0
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	corn	40.0	40.0

					Under
				Operating	Construction/
			Nameplate	Production	Expansion
Company	Location	Feedstock	Capacity (mgy)	(mgy)	Capacity (mgy)
KAAPA Ethanol, LLC*	Minden, NE	Corn	40.0	40.0
Kansas Ethanol, LLC	Lyons, KS	Corn	55.0	55.0
KL Process Design Group	Upton, WY	Wood waste	1.5	1.5
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	40.0	40.0
Lifeline Foods, LLC	St. Joseph, MO	Corn	40.0	40.0
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48.0	48.0
Lincolnway Energy, LLC*	Nevada, IA	Corn	55.0	55.0
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	92.0	92.0
Louis Dreyfus Commodities	Grand Junction, IA	corn	100.0	100.0
Louis Dreyfus Commodities	Norfolk, NE	Corn	45.0	45.0
Marquis Energy, LLC	Hennepin, IL	Corn	100.0	100.0
Marysville Ethanol, LLC	Marysville, MI	Corn	50.0	50.0
Merrick & Company	Aurora, CO	Waste beer	3.0	3.0
Mid America Agri Products/Horizon	Cambridge, NE	Corn	44.0
Mid America Agri Products/Wheatland	Madrid, NE	Corn	44.0	44.0
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	50.0	50.0
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25.0	25.0
Minnesota Energy*	Buffalo Lake, MN	Corn	18.0	18.0
NEDAK Ethanol	Atkinson, NE	corn	44.0	44.0
Nesika Energy, LLC	Scandia, KS	corn	10.0	10.0
New Energy Corp.	South Bend, IN	Corn	102.0	102.0
North Country Ethanol, LLC*	Rosholt, SD	Corn	20.0	20.0
NuGen Energy	Marion, SD	corn	110.0	110.0
One Earth Energy	Gibson City, IL	corn	100.0	100.0
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn	57.5	57.5
Pacific Ethanol	Madera, CA	Corn	40.0
Pacific Ethanol	Stockton, CA	Corn	60.0
Pacific Ethanol	Burley, ID	Corn	50.0
Pacific Ethanol	Boardman, OR	Corn	40.0	40.0
Panda Ethanol	Hereford, TX	Corn/milo			115.0
Parallel Products	Rancho Cucamonga, CA
Parallel Products	Louisville, KY	Beverage waste	5.4	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn	100.0	100.0
Penford Products	Cedar Rapids, IA	Corn	45.0	45.0
Pinal Energy, LLC	Maricopa, AZ	Corn	55.0	55.0

					Under
				Operating	Construction/
			Nameplate	Production	Expansion
Company	Location	Feedstock	Capacity (mgy)	(mgy)	Capacity (mgy)
Pine Lake Corn Processors, LLC	Steamboat Rock, IA	corn	31.0	31.0
Platinum Ethanol, LLC*	Arthur, IA	Corn	110.0	110.0
Plymouth Ethanol, LLC*	Merrill, IA	Corn	50.0	50.0
POET Biorefining — Alexandria	Alexandria, IN	Corn	68.0	68.0
POET Biorefining — Ashton	Ashton, IA	Corn	56.0	56.0
POET Biorefining — Big Stone	Big Stone City, SD	Corn	79.0	79.0
POET Biorefining — Bingham Lake	Bingham Lake, MN		35.0	35.0
POET Biorefining — Caro	Caro, MI	Corn	53.0	53.0	5.0
POET Biorefining — Chancellor	Chancellor, SD	Corn	110.0	110.0
POET Biorefining — Coon Rapids	Coon Rapids, IA	Corn	54.0	54.0
POET Biorefining — Corning	Corning, IA	Corn	65.0	65.0
POET Biorefining — Emmetsburg	Emmetsburg, IA	Corn	55.0	55.0
POET Biorefining — Fostoria	Fostoria, OH	Corn	68.0	68.0
POET Biorefining — Glenville	Albert Lea, MN	Corn	42.0	42.0
POET Biorefining — Gowrie	Gowrie, IA	Corn	69.0	69.0
POET Biorefining — Hanlontown	Hanlontown, IA	Corn	56.0	56.0
POET Biorefining — Hudson	Hudson, SD	Corn	56.0	56.0
POET Biorefining — Jewell	Jewell, IA	Corn	69.0	69.0
POET Biorefining — Laddonia	Laddonia, MO	Corn	50.0	50.0
POET Biorefining — Lake Crystal	Lake Crystal, MN	Corn	56.0	56.0
POET Biorefining — Leipsic	Leipsic, OH	Corn	68.0	68.0
POET Biorefining — Macon	Macon, MO	Corn	46.0	46.0
POET Biorefining — Marion	Marion, OH	Corn	68.0	68.0
POET Biorefining — Mitchell	Mitchell, SD	Corn	68.0	68.0
POET Biorefining — North Manchester	North Manchester, IN	Corn	68.0	68.0
POET Biorefining — Portland	Portland, IN	Corn	68.0	68.0
POET Biorefining — Preston	Preston, MN	Corn	46.0	46.0
POET Biorefining — Scotland	Scotland, SD	Corn	11.0	11.0
POET Biorefining- Groton	Groton, SD	Corn	53.0	53.0
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40.0	40.0
Quad-County Corn Processors*	Galva, IA	Corn	30.0	30.0
Range Fuels	Soperton, GA	wood and wood waste			100.0
Red Trail Energy, LLC	Richardton, ND	Corn	50.0	50.0
Redfield Energy, LLC *	Redfield, SD	Corn	50.0	50.0
Reeve Agri-Energy	Garden City, KS	Corn/milo	12.0	12.0

					Under
				Operating	Construction/
			Nameplate	Production	Expansion
Company	Location	Feedstock	Capacity (mgy)	(mgy)	Capacity (mgy)
Renew Energy	Jefferson Junction, WI	Corn	130.0	130.0
Renova Energy	Torrington, WY	Corn	5.0	5.0
Riverland Biofuels	Canton, IL	corn	37.0	37.0
Show Me Ethanol	Carrollton, MO	Corn	55.0	55.0
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60.0	60.0
Siouxland Ethanol, LLC	Jackson, NE	Corn	50.0	50.0
Southwest Georgia Ethanol, LLC	Camilla, GA	Corn	100.0	100.0
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn	110.0	110.0
Sterling Ethanol, LLC	Sterling, CO	Corn	42.0	42.0
Sunoco	Volney, NY	Corn	114.0
Tate & Lyle	Ft. Dodge, IA	Corn			105.0
Tate & Lyle	Loudon, TN	Corn	67.0	67.0	38.0
Tharaldson Ethanol	Casselton, ND	Corn	110.0	110.0
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55.0	55.0
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110.0	110.0
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110.0	110.0
Trenton Agri Products, LLC	Trenton, NE	Corn	40.0	40.0
United Ethanol	Milton, WI	Corn	52.0	52.0
United WI Grain Producers, LLC*	Friesland, WI	Corn	49.0	49.0
Utica Energy, LLC	Oshkosh, WI	Corn	48.0	48.0
Valero Renewable Fuels	Albert City, IA	Corn	110.0	110.0
Valero Renewable Fuels	Charles City, IA	Corn	110.0	110.0
Valero Renewable Fuels	Ft. Dodge, IA	Corn	110.0	110.0
Valero Renewable Fuels	Hartley, IA	Corn	110.0	110.0
Valero Renewable Fuels	Welcome, MN	Corn	110.0	110.0
Valero Renewable Fuels	Albion, NE	corn	110.0	110.0
Valero Renewable Fuels	Aurora, SD	Corn	120.0	120.0
VeraSun Energy Corp. (Total)			220.0
VeraSun Energy Corp.	Linden, IN	Corn
VeraSun Energy Corp.	Bloomingburg, OH	corn
Verenium	Jennings, LA	Sugar Cane bagasse	1.5	1.5

					Under
				Operating	Construction/
			Nameplate	Production	Expansion
Company	Location	Feedstock	Capacity (mgy)	(mgy)	Capacity (mgy)
Western New York Energy LLC	Shelby, NY		50.0	50.0
Western Plains Energy, LLC*	Campus, KS	Corn	45.0	45.0
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40.0	40.0
White Energy	Russell, KS	Milo/wheat starch	48.0	48.0
White Energy	Hereford, TX	Corn/Milo	100.0	100.0
White Energy	Plainview, TX	Corn	110.0	110.0
Wind Gap Farms	Baconton, GA	Brewery waste	0.4	0.4
Yuma Ethanol	Yuma, CO	Corn	40.0	40.0
TOTALS			13,138.4	11,937.4	1,432.0
			mgy for 201 nameplate refineries	mgy for operating refineries	mgy for under construction/expanding refineries

*	locally owned
mgy = million gallons per year
Last updated: December 10, 2009
Competition from Alternative Fuels
Alternative fuels and ethanol production methods are continually under development by ethanol and oil companies. The major ethanol and oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol.
One current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.
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
Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Our location in southwest Georgia distinguishes our facility from distillers grains producers in the Midwest. We are taking advantage of our proximity to local livestock, poultry and dairy producers by developing a truck market for our distillers grains.
According to the Renewable Fuels Association’s Ethanol Industry outlook 2009, ethanol plants produced 20 million metric tons of distillers grains in 2007/2008 and estimates production of 25 million metric tons in 2008/2009. The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from any expansion. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced relative to other feed ingredients.

Sources and Availability of Raw Materials
Corn Supply
The major raw material required for our ethanol plant to produce ethanol and distillers grains is corn. To produce 100 million gallons of ethanol per year, our ethanol plant needs approximately 36 million bushels of corn per year, or approximately 100,000 bushels per day, as the feedstock for our dry milling process. The grain supply for our plant is being obtained primarily from regional and national rail markets through Palmetto Grain Brokerage, LLC (“Palmetto”), our grain procurement agent.
We are significantly dependent on the availability and price of corn. During our fiscal year ended September 30, 2009 we were able to purchase approximately 7,000,000 bushels of corn from local producers and we expect to purchase approximately 10,000,000 bushels from local producers during our fiscal year ending September 30, 2010. By purchasing corn from local producers we are able to save freight expense compared to corn delivered to our facility by rail from the Midwest. However, a portion of our freight savings is offset by the stronger basis in our local corn market. We augment our local corn purchases with corn from other areas, such as the eastern Corn Belt states of Indiana, Ohio and Illinois.
Our grain procurement agreement with Palmetto is for an initial term that runs through December 31, 2009, at which point we anticipate renewing the agreement. Palmetto uses its best efforts in obtaining grain at the lowest possible quotes available in the Midwest rail grain market for our approval. We enter into grain purchase contracts with the third party suppliers identified by Palmetto. Palmetto charges an introducing broker fees to third party suppliers. We have the right to purchase grain in situations where Palmetto is not involved in the transaction and Palmetto cannot charge a brokerage fee to the third party supplier. In such a non-broker transaction, we pay Palmetto a fee of one cent ($0.01) per bushel. We expect to continue our partnership with Palmetto on a more limited basis as we develop our in-house grain procurement staff.
On December 10, 2009, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2009 grain corn crop at approximately 12.9 billion bushels. The December 2009 estimate of the 2009 corn crop is approximately 7% higher than the USDA’s estimate of the 2008 corn crop of 12.1 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect some volatility in the price of corn, which could impact our cost of goods sold.
The price and availability of corn are subject to fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We can mitigate fluctuations in the corn and ethanol markets by locking in a favorable margin through the use of forward contracts. We recognize that we are not always presented with an opportunity to lock in a favorable margin and that our plant’s profitability may be negatively impacted during periods of high grain prices.
Utilities
Natural Gas. Natural gas is an important input commodity to our manufacturing process. We estimate that our annual natural gas usage is approximately 3,400,000 Million British Thermal Units annually and constitutes 10% of our annual total production cost. We use natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States. We entered into a natural gas facilities agreement and natural gas supply and capacity agreement with the City of Camilla.

Electricity. We require a significant amount of electrical power to operate the plant. We have entered into a contract for electric service and an excess facilities charge agreement with Georgia Power Company (“Georgia Power”). During the term of the contract, we pay monthly charges calculated in accordance with the applicable rules, regulations and rate schedules. Pursuant to the facilities charge agreement, Georgia Power has installed facilities on our premises. We compensate Georgia Power for the cost of installing the facilities in the amount of approximately $2,058,000 in three annual payments of approximately $686,000. The first annual payment became due one year after the installation of permanent meter facilities. We also compensate Georgia Power for the allocated costs of operating and maintaining the facilities and we will pay ongoing annual facilities charges of $95,000.
Water. We obtain water for our plant from two high capacity wells located in close proximity to the site. Our plant requires approximately 900 gallons per minute. That is approximately 1,300,000 gallons per day. In July 2007 we obtained from the State of Georgia a permit to use groundwater in a specified amount exceeding our water usage. As a condition of the permit, we are required to actively implement a water conservation plan approved by the State of Georgia.
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
Employees
We currently have 57 full-time employees and five part-time employees. Approximately nine of our employees are involved primarily in management and administration, and the remainder are involved primarily in plant operations.
Dependence on a Few Major Customers
As discussed above, we have entered into an ethanol marketing agreement with EcoEnergy and a distillers grains marketing agreements with Palmetto for the purposes of marketing and distributing our principal products. We rely on EcoEnergy for the sale and distribution of our ethanol and Palmetto for the sale and distribution of our distillers grains, except for those distillers grains that we market locally. Therefore, we are highly dependent on EcoEnergy and Palmetto for the successful marketing of our products. Any loss of EcoEnergy or Palmetto as our marketing agents for our ethanol and distillers grains could have a negative impact on our revenues during the transition to a new marketing firm.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have an in-house environmental permitting technician to oversee our environmental permit compliance.
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
SPCC and RMP. We have prepared and are implementing our spill prevention control and countermeasure (“SPCC”) plan. This plan addresses pollution prevention regulations and has been reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every five years.

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
We are subject to oversight activities by the Environmental Protection Agency (“EPA”). There is always a risk that the EPA may enforce certain rules and regulations differently than Georgia’s environmental administrators. Georgia or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate. We had no environmental or nuisance claims during our first year of plant operations.

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
Risks Relating to Our Business
We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) placing us at a competitive disadvantage because we may be more leveraged than some of our competitors; (c) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for unit holders in the event of a liquidation; and (d) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.
We have violated the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have been involved in discussions with our administrative agent for our lending syndicate, WestLB, regarding certain past and potential future non-compliance with our loan covenants that have resulted from current conditions in the ethanol industry and our financial condition. Under the terms of our senior credit agreement with WestLB, we are required to repay the amount that our working capital loan outstanding exceeds our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and calculated on a monthly basis. As of November 30, 2009 our working capital loan exceeded our borrowing base by approximately $2,500,000 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver of the covenant contained in the credit agreement requiring us to repay the difference between our working capital loan outstanding and our borrowing base. WestLB granted us a waiver of this covenant through December 15, 2010. WestLB has indicated its willingness to work with us; however, at that time WestLB and the lending syndicate could decide not to grant this waiver and we would be in default on our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our administrative agent and the lending syndicate could deem us in default of our revolving line of credit and require us to immediately repay the entire outstanding balance of the line of credit.

Our financial performance is significantly dependent on corn and ethanol prices and generally we will not be able to pass on increases in input prices to our customers. Our results of operations and financial condition are significantly affected by the cost and supply of corn and the market price of ethanol. Changes in the relative prices of corn and ethanol are subject to and determined by market forces over which we have no control.
The spread between ethanol and corn prices can vary significantly. Our gross margins depend principally on the spread between ethanol prices and corn prices. The spread between the price of a gallon of ethanol and the cost of corn required to produce a gallon of ethanol will likely continue to fluctuate. A protracted reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.
Risks Related to Ethanol Industry
Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2010 or 2011. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty. Recently, the EPA was expected to make a ruling on using higher percentage blends of ethanol such as E15, however, the EPA deferred making a decision on this issue until the middle of 2010. Without an increase in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.
Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.
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

Risks Related to Regulation and Governmental Action
Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations.
In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.
Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. While the 2008 Farm Bill extended the tariff on imported ethanol through 2011, this tariff could be repealed earlier which could lead to increased ethanol supplies and decreased ethanol prices.
Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere. While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Georgia were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.	PROPERTIES.
Our plant is located on an approximately 267 acre site in Mitchell County Georgia. The plant’s address is 4433 Lewis B. Collins Road, Pelham Georgia 31779. As of our fiscal year end on September 30, 2009, we completed our first year of plant operations. The plant consists of the following buildings:
•	A process building, which contains processing equipment, laboratories, a control room and offices;

•	A water treatment building containing equipment for water supply and treatment;

•	A grain receiving and shipping building; and

•	An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.
The site also contains improvements such as a loop track, paved access road, grain silos and ethanol storage tanks. Our plant was placed in service on October 10, 2008 and is in excellent condition and is capable of functioning at 100 percent of its production capacity.
All of the tangible and intangible property, real and personal, owned by either First United or its wholly owned subsidiary, Southwest Georgia, serves as the collateral for the debt financing with WestLB, which is described below under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
We will be asking our members to vote on the election of directors at our 2010 members’ meeting, through the solicitation of proxies in a definitive proxy statement. The information required by Item 4 for solicitations, which will be submitted during the first quarter of fiscal year 2010, is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of members. In accordance with Regulation 14A, we will be filing our definitive proxy statement no later than 120 days after the end of the last fiscal year. The 2010 annual meeting, at which voting on the proposed amendments and directors will take place, is scheduled for February 3, 2010.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.
As of September 30, 2009, we had 81,984 membership units outstanding and approximately 800 unit holders of record. There is no public trading market for our units.
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

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by the Company’s unit-holders during the periods specified. The Company believes providing this information is the way to most accurately represent the current trading value of the Company’s units. As of September 30, 2009, no unit transfers had been completed through our qualified matching service bulletin board.

# of
Quarter	Low Price	High Price	Average Price	Units Traded
2008 1st	$—	$—	$—	—
2008 2nd	$—	$—	$—	—
2008 3rd	$—	$—	$—	—
2008 4th	$—	$—	$—	—
2009 1st	$—	$—	$—	—
2009 2nd	$—	$—	$—	—
2009 3rd	$—	$—	$—	—
2009 4th	$—	$—	$—	—
The following table contains the bid and asked prices that were posted on the Company’s qualified matching service bulletin board and includes some transactions that were not completed. The Company believes the table above more accurately describes the trading value of its units as the bid and asked prices below include some offers that never resulted in completed transactions. The information was compiled by reviewing postings that were made on the Company’s qualified matching service bulletin board.

				# of
Sellers Quarter	Low Price	High Price	Average Price	Units Listed
2008 1st	$—	$—	$—	—
2008 2nd	$—	$—	$—	—
2008 3rd	$—	$—	$—	—
2008 4th	$1,050.00	$1,140.00	$1,095.00	120
2009 1st	$1,000.00	$1,000.00	$1,000.00	50
2009 2nd	$—	$—	$—	—
2009 3rd	$—	$—	$—	—
2009 4th	$770.00	$770.00	$770.00	50

# of
Buyers Quarter	Low Price	High Price	Average Price	Units Listed
2008 1st	$—	$—	$—	—
2008 2nd	$—	$—	$—	—
2008 3rd	$—	$—	$—	—
2008 4th	$—	$—	$—	—
2009 1st	$—	$—	$—	—
2009 2nd	$—	$—	$—	—
2009 3rd	$—	$—	$—	—
2009 4th	$—	$—	$—	—
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

Our Board of Directors has adopted a Membership Unit Option Plan (the “Plan”). The Plan permits the company to grant unit options and units to its employees for up to two percent (2%) of the total number of units outstanding at the close of our registered offering, or 1,532 units. We believe that the awards will better align the performance goals of its employees with those of its members. Option awards are generally granted with an exercise price of $1,000 per unit, and they generally vest over three to five years of continuous service and have ten-year contractual terms. Certain option awards may provide for accelerated vesting if there is a change in control of the Company or the employee is terminated without cause. The following table summarizes the outstanding units pursuant to the option agreements, as of the date of this report:

			Number of securities
			remaining available
			for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	951	$1,000	581

Total	951	$1,000	581

In May 2009 we commenced a private placement offering where we sold 5,369 membership units in exchange for an aggregate offering price of $2,032,550. Our private placement offering expired on October 31, 2009; however, no sales were made after our fiscal year ended on September 30, 2009. We used the proceeds for working capital purposes, and for general corporate purposes, including purchases of raw materials. The sale of these membership units was deemed to be exempt from registration in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of securities. The acquirers of our membership units made representations to us regarding their status as accredited investors as defined in Regulation D, or as investors with such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment (alone or with a purchaser representative), and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to unit certificates and instruments issued in such transactions. All acquirers were provided a private placement memorandum containing all material information concerning FUEL and the offering. On May 4, 2009, the same date we initiated our private placement offering, we suspended trading of our membership units. On October 14, 2009 we resumed trading of our membership units on our Unit Trading Bulletin Board.
We have not declared or paid any distributions on our units. Our board of directors and our lending syndicate control the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6.	SELECTED FINANCIAL DATA.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Results of Operations
Comparison of Fiscal Years Ended September 30, 2009 and 2008

	2009		2008
Income Statement Data	Amount	%	Amount	%
Revenues	$166,561,773	100.0%	—	—

Cost of Goods Sold	$178,695,057	107.3%	—	—

Gross (Loss)	$(12,133,284)	(7.3)%	—	—

General and Administrative Expenses	$5,123,484	3.1%	$5,068,196	—

Operating (Loss)	$(17,256,768)	(10.4)%	$(5,068,196)	—

Other (Expense)	$(11,208,202)	(6.7)%	$(5,214,994)	—

Net (Loss)	$(28,464,970)	(17.1)%	$(10,283,190)	—

Revenues
During the fiscal year ended September 30, 2009, we transitioned from a development stage company to an operational company. Accordingly, we do not yet have comparable income, production and sales data for the year ended September 30, 2009, from our previous fiscal year.
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
The following table shows the sources of our revenue for the fiscal year ended September 30, 2009.

		Percentage of
Revenue Sources	Amount	Total Revenues

Ethanol Sales	$135,876,057	81.58%
Dried Distillers Grains Sales	29,947,009	17.98
Wet Distillers Grains Sales	370,878	.23
Other	367,829	.21
Total Revenues	$166,561,773	100.00%

Our ethanol revenue was approximately $135,900,000 for the fiscal year ended September 30, 2009. We sold approximately 79,500,000 gallons of ethanol during the fiscal year ended September 30, 2009 at an average price of $1.71 per gallon.
At the time we commenced plant operations in October 2008, we began marketing our ethanol in the south eastern United States. At that time we were the only ethanol plant distributing ethanol by truck to this market. Accordingly, our marketing agent and our staff developed the truck market for ethanol in the Southeast. Developing this market for our ethanol has taken time and effort, but we have succeeded in creating this market and are now shipping approximately 95 percent of our ethanol to the regional truck market. From October 2008 through June 2009, while we were developing this truck market for our ethanol, the entire ethanol industry experienced a decline in ethanol prices which, when combined with our market development activities, had a negative impact on our revenues. The drop in ethanol prices during this period is attributable to the weak economy in the United States which caused a reduction in the demand for oil and gasoline. A reduction in gasoline usage has a negative impact on the price we receive for our ethanol. Subsequent to our fiscal year ended September 30, 2009, ethanol prices have rebounded and our local truck market prices have enabled FUEL to produce positive operating margins which should be reflected in our fiscal quarter ending December 31, 2009.
We anticipate receiving higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol. However, if the price of ethanol were to decrease and remain low for an extended period of time it would have significant negative impact on our liquidity, even if our raw material costs remain steady. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and soybean meal. The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current price levels.
Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. These prices have been somewhat volatile due to the uncertainty that we are experiencing in the overall economy which has been affecting commodities prices for the last year. Further, difficult weather conditions during the harvest in the fall of 2009 has resulted in increased corn prices which has positively impacted ethanol prices. Management believes that there will be a surplus of ethanol production capacity in the United States. Management believes this has resulted in several ethanol producers decreasing ethanol and distillers grains production or halting operations altogether. The amount of this idled ethanol production capacity has changed throughout our 2009 fiscal year as a result of changes in the spread between corn prices and ethanol prices. Ethanol producers decreasing or ceasing production has an effect on the supply of ethanol in the market which can positively impact the price of ethanol. Much of this idled ethanol capacity could come back online within a reasonably short period of time which could negatively impact ethanol prices. We anticipate that the ethanol industry must continue to grow demand for ethanol in order to support current ethanol prices and retain profitability in the ethanol industry.
A debate continues with respect to changes in the allowable percentage of ethanol blended with gasoline for use in standard (non-flex fuel) vehicles. Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts the possibility of additional ethanol being used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blending wall in 2010 or 2011. The RFS mandate requires that 36 billion gallons of renewable fuels be used each year in the United States by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have continued to be a contentious issue. Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends. State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase. Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand. Recently, the EPA has been considering allowing E15 to be used in standard vehicles. However, the EPA has delayed making a decision on E15 until sometime in 2010.

Our distillers grain revenue was approximately $30,300,000 for the fiscal year ended September 30, 2009. We produced approximately 214,039 tons of dried distillers grains and approximately 7,342 tons of wet distillers grains. Our average selling price for our dried distillers grains and our wet distillers grains for our fiscal year ended September 30, 2009 was approximately $140 per ton and $51 per ton, respectively.
Just as we developed the truck market for our ethanol, we developed the local truck market for our distillers grains. At the time we commenced plant operations in October 2008, we were the only facility in the southeastern United States selling distillers grains delivered by truck to poultry and other livestock producers. Developing this market for our distillers grains has been a challenge as many poultry and other livestock producers have not historically incorporated distillers grains into their feed rations. However, the use of distillers grains in feed rations has become widespread in our local market area and we are now shipping approximately 90 percent of our distillers grains to the regional truck market at favorable market prices. Furthermore, the poultry producers using our distillers grains have become accustomed to using our distillers grains in their rations and are developing rations that contain increasingly higher percentages of our distillers grains.
Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. As a result of the current economic situation and its effect on commodities prices, we experienced a significant decrease in the market prices of corn and soybean meal starting in the middle of 2008. This resulted in a significant decrease in distillers grains prices. We believe that the negative effect lower corn and soybean meal prices had on market distillers grains prices was somewhat offset by decreased distillers grains production by the ethanol industry during our 2009 fiscal year. Management believes that several ethanol producers decreased ethanol and distillers grains production or ceased production altogether during 2009 as a result of unfavorable operating conditions. Management believes this resulted in decreased distillers grains production which we believe had a positive impact on the market price of distillers grains which somewhat offset price decreases resulting from lower corn and soybean meal prices.
On November 2, 2009, we reached an Amended Carbon Dioxide Supply Agreement with Airgas Carbonic, Inc. (“Airgas”) with an effective date of May 15, 2009. Pursuant to the agreement, Airgas is constructing a carbon dioxide facility to purify, liquefy, refine and store carbon dioxide produced by FUEL as a co-product of its ethanol production process. The carbon dioxide facility is being constructed on land leased by FUEL to Airgas and is expected to be complete in summer 2010. Once the new carbon dioxide facility is operational, we expect our carbon dioxide to be another source of revenue for our company.
Cost of Goods Sold and Gross Loss
Our cost of goods sold was $178,695,057 or 107.3% of our revenues for the fiscal year ended September 30, 2009. Our two primary costs of producing ethanol and distillers grains are the cost of corn and natural gas. Approximately 74% of our cost of goods sold is attributable to corn costs and approximately 10% is attributable to natural gas costs. Corn prices reached historical highs in June 2008 prior to the date we commenced plant operations, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. Our average price paid for our corn feedstock for the fiscal year ended September 30, 2009 was approximately $4.48 per bushel.
During our fiscal year ended September 30, 2009 we were able to purchase approximately 7,000,000 bushels of corn from local producers and we expect to purchase approximately 10,000,000 bushels from local producers during our fiscal year ending September 30, 2010. By purchasing corn from local producers we are able to save on freight expense compared to corn delivered to our facility by rail from the Midwest. We expect the local corn producers to respond to the demand for corn created by our facility since we commenced operations in October 2008. Therefore, we also expect to be capable of procuring an increasing percentage of our corn from local producers.

Our other costs of goods sold include denaturant, process chemicals, electricity, transportation, depreciation, hedging activity and direct labor. Together these costs represent approximately 16% of our cost of goods sold. We do not anticipate these costs to be as volatile as our corn and natural gas expenses. However, our transportation, electrical and denaturant costs are directly tied to the price of energy generally and, therefore, may fluctuate along with the price of petroleum based energy products. Cost of goods sold also includes a one time charge of $745,000 related to a lease impairment for tanker railcars not utilized in operations and under contract.
Recently corn prices have increased. Management attributes this increase in corn prices with unfavorable weather conditions that have existed during harvest time in the fall of 2009. Despite the fact that corn yields have been strong, uncertainty continues regarding the total amount and quality of corn that was produced during the 2009 crop year. If the corn harvested in the fall of 2009 is generally of poor quality, it might negatively impact the number of gallons of ethanol that can be produced per bushel of corn. Further, management anticipates that corn demand may increase in the near future should global economic conditions continue to improve. Should corn demand increase, it may result in further increases in the market price of corn.
General and Administrative Expenses
Our general and administrative expenses as a percentage of revenues were 3.1% for the fiscal year ended September 30, 2009. General and administrative expenses consist primarily of payroll, employee benefits, and professional fees. During our first year of operations we incurred significant professional fees in connection with the management of our credit agreement. During our fourth fiscal quarter ended September 30, 2009 we were able to reduce our expenses associated with managing our credit agreement and we expect our operating expenses to be significantly lower during our fiscal year ending September 30, 2010.
Other (Expense)
We had total other expense for the fiscal year ended September 30, 2009 of approximately $11,200,000, resulting primarily from our interest expense for the period. Interest expense for the period was approximately $10,100,000 which was exacerbated by an unrealized loss of approximately $1,100,000 for the change in fair value of our interest rate swap agreement.
Net (Loss)
Our net loss from operations for the fiscal year ended September 30, 2009 was approximately 17.1% of our revenues. This loss is primarily a result of negative operating margins due to the cost of our inputs relative to the revenue generated by the sale of our ethanol and distillers grains during our first fiscal year of operations. The negative operating margins experienced during our first year of operations can, in part, be attributed to our status as the first operating commercial scale ethanol plant in the Southeast and the fact that we had to develop local markets for our ethanol and distillers grains, which took time and aggressive pricing strategies to encourage the use of our products. Since commencing operations in October 2008, we have successfully created robust demand in our local markets and are now selling 95 percent of our ethanol and 90 percent of our distillers grains to the truck market in the southeastern United States. The development of these local markets for our products, our use of an increasing amount of local corn and a rebounding national demand for gasoline and ethanol have created favorable operating margins for our company in the first quarter of our fiscal year ending September 30, 2010.

Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal year ended September 30, 2009.

Twelve Months ended
September 30, 2009
Production:
Ethanol sold (gallons)	79,537,767
Dried distillers grains sold (tons)	214,039
Wet distillers grains sold (tons)	7,342
Revenues:
Ethanol average price per gallon	1.708
Dried distillers grains revenue per gallon of ethanol sold	.376
Wet distillers grains revenue per gallon of ethanol sold	.005
Other	.005
Total revenue per gallon of ethanol sold	2.094
Costs:
Corn cost per gallon of ethanol sold (including freight)	1.657
Overhead and other direct costs per gallon of ethanol sold	.589
Total cost per gallon of ethanol sold	2.246
Changes in Financial Condition for Fiscal Years Ended September 30, 2009 and 2008
We experienced a decrease in our current assets at September 30, 2009 compared to our fiscal year ended September 30, 2008. We had approximately $7,700,000 less cash on hand at September 30, 2009 compared to September 30, 2008. However, we experienced an increase of approximately $3,100,000 in inventory at September 30, 2009 compared to September 30, 2008, primarily as a result of the commencement of operations at our plant. Additionally, at September 30, 2009 we had accounts receivable of approximately $4,100,000 compared to no accounts receivable at September 30, 2008.
Our net property and equipment was slightly lower at September 30, 2009 compared to September 30, 2008 as a result of additions of property and equipment, offset by our current year depreciation.
We experienced an increase in our total current liabilities at September 30, 2009 compared to September 30, 2008. The majority of the change is related to the fact that we experienced an increase of approximately $1,900,000 in our revolving line of credit at September 30, 2009 compared to September 30, 2008. We also experienced an increase of approximately $7,000,000 in the current portion of our long-term debt at September 30, 2009 compared to September 30, 2008. However, accounts payable and accrued expenses were down by approximately $3,400,000 at September 30, 2009 compared to September 30, 2008, due to our ability to satisfy these accounts from our operating cash flows.
We experienced a significant increase in our long-term liabilities as of September 30, 2009 compared to September 30, 2008, primarily as a result of increases in our long-term notes payable. At September 30, 2009, we had approximately $103,300,000 outstanding in the form of long-term loans, compared to approximately $88,100,000 at September 30, 2008. This increase is attributed to cash we utilized from our long-term loans to complete the construction of our facility and commence operations.
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

Economic Downturn
The U.S. stock markets crumbled during late fall 2008 and the early winter of 2009 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the government’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices and demand for fuel has fluctuated greatly and generally trended downward during our 2009 fiscal year. We believe that these factors have contributed to a decrease in the prices at which we are able to sell our ethanol during fiscal year 2009. This down turn severely impacted the ethanol industry which has started to recover as a profitable industry during the second half of the 2009 calendar year.
Corn Prices
Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On December 10, 2009, the USDA released its Crop Production report, which estimated the 2009 grain corn crop at approximately 12.9 billion bushels, approximately 7% higher than the USDA’s estimate of the 2008 corn crop of 12.1 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The number of operating ethanol plants nationwide has declined over the past year due to the economic down turn and failed risk taking by some large competitors.
The price at which we will purchase corn depends on prevailing market prices. Southwest Georgia is reestablishing a strong corn industry of which we were able to purchase 7 million bushels of corn, or 22 percent, of our corn requirements. However, we are required to obtain additional corn from other areas of the United States. Our plant site is well situated to receive corn by way of our three dedicated trains from the corn producing regions of the United States and we expect to benefit from our flexibility in sourcing grain in the event of a crop shortfall in one portion of the corn belt. We view our ability to ship corn from any portion of the corn belt as a competitive advantage when compared to some Midwest ethanol plants that are largely dependent on their ability to buy corn in their local truck market. However, any benefit we receive from our flexibility in sourcing grain may be partially offset by the additional transportation costs we expect to incur.
We can mitigate our risk to fluctuations in the corn and ethanol markets by locking in favorable margins through the use of forward contracts. However, we recognize that we are not always presented with opportunities to lock in favorable margins and our plant’s profitability will be negatively impacted during periods of high corn prices. There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems in the 2010 crop year. We anticipate that our plant’s profitability could be negatively impacted during periods of high corn prices that are not offset by increased ethanol prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.
Ethanol Industry Competition
We operate in a competitive industry and compete with a number of larger, ethanol producers. The significant economic down turn in the ethanol industry has driven many large and small producers out of the industry. The ethanol industry in starting to emerge from the difficult collapse that has occurred since the commencement of our operations in October 2008.

Distillers Grains Marketing
With the advancement of research into the feeding of distillers grains based rations to poultry, swine and beef, we anticipate these markets will continue to expand, creating additional demand for distillers grains
We have an agreement with Palmetto Grain Brokerage, LLC (“Palmetto”) to market our distillers grains to the rail market. During our first year of operations we have continued to develop our local markets with the support of Palmetto to competitively market our distillers grains. The local and regional market is continuing to grow with the education of the nutritionists and farmers working in the poultry, beef and dairy businesses. In June 2009 we notified Palmetto that our distillers grains marketing agreement expiring in December 2009 needed to be amended to better accommodate our development of the local distillers grains markets. We have reached a tentative understanding with Palmetto for our amended distillers grains marketing agreement, which we expect to finalize in January 2010.
Technology Developments
One current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, the United States Congress is consistently increasing the availability of incentives to promote the development of commercially viable cellulose based ethanol production technology.
Advances and changes in the technology used to produce ethanol may make the technology we are installing in our plant less desirable or obsolete. As of this date there are no known technologies that would cause our plant to become uncompetitive or completely obsolete.
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
Liquidity and Capital Resources
Based on financial forecasts performed by our management and discussions our management has had with our lenders, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We have experienced loan covenant compliance issues during our fiscal year ended September 30, 2009, but we expect to either be in compliance with our loan covenants or obtain waivers of noncompliance from our lending syndicate during the next 12 months. Accordingly, we do not anticipate requiring additional equity or debt financing during our 2010 fiscal year. However, should we experience unfavorable operating conditions in the future, we may have to request additional debt or secure additional equity sources for working capital or other purposes.
As a result of current conditions in the ethanol market our 2010 fiscal year appears to offer more favorable operating conditions than we experienced during the beginning of our 2009 fiscal year. We anticipate continuing to make the required payments on our debt facilities and anticipate continuing to improve our liquidity going forward. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.

In May 2009 we commenced a private placement offering where we sold 5,369 membership units in exchange for an aggregate offering price of $2,032,550. Our private placement offering expired on October 31, 2009; however, no sales were made after our fiscal year ended on September 30, 2009. We used the proceeds for working capital purposes, and for general corporate purposes, including purchases of raw materials.
The following table shows cash flows for the fiscal years ended September 30, 2009 and 2008:

	Year ended September 30,
	2009	2008
Net cash from (used for) operating activities	$(23,157,338)	$1,823,929
Net cash (used for) investing activities	$(2,259,314)	$(91,850,508)
Net cash from financing activities	$17,730,674	$94,045,126
Cash Flow From (Used For) Operations
During our first fiscal year ended September 30, 2009, we transitioned from a development stage company to an operational company. Accordingly, we do not yet have comparable income, production and sales data for the year ended September 30, 2009, from our previous fiscal year. However, we experienced a significant reduction in net cash from operating activities of approximately $25,000,000 during our fiscal year ended September 30, 2009 as compared to the same period of 2008. This change in cash from our operating activities resulted primarily from a increase of $18,200,000 in our net loss for our 2009 fiscal year compared to our 2008 fiscal year. During our 2009 fiscal year, our capital needs were being adequately met primarily through cash from our credit facilities, additional equity from our private placement and, to a lesser extent, through our operating activities.
Cash Flow Used For Investing Activities
We experienced a decrease in the cash we used for investing activities during our 2009 fiscal year compared to our 2008 fiscal year. This decrease was primarily a result of the completion of our ethanol plant during the first quarter of our fiscal year ending September 30, 2009. Our plant was nearly complete by the end of our fiscal year ending September 30, 2008. Accordingly, most of the cash used for construction activities occurred during our fiscal year ended September 30, 2008 and prior years.
Cash Flow From Financing Activities
We received significantly less cash for financing activities during our 2009 fiscal year compared to our 2008 fiscal year primarily as a result of our long-term debt obligations being finalized during our fiscal year ended September 30, 2008. Our cash used for activities during our 2009 fiscal year primarily related to increased borrowing on our long-term debt and the additional equity that we raised through our private placement offering.
Financial Results
As of September 30, 2009, we have total assets of approximately $176,700,000 consisting primarily of inventory and property and equipment. Our current assets for the same period are approximately $11,900,000, consisting primarily of accounts receivable and inventory. As of September 30, 2009, we have current liabilities of approximately $34,800,000 consisting primarily of accounts payable, a revolving line of credit, accrued expenses, and accrued interest. Our long-term debt obligations total approximately $103,000,000, excluding the current portion of our long-term debt. Total members’ equity as of September 30, 2009, was approximately $34,500,000.
During our fiscal year ended September 30, 2009 we incurred a net loss of approximately $28,500,000. This loss consisted of an operating loss of approximately $17,300,000 and interest expense and unrealized loss on interest rate swap expense of approximately $11,200,000. From fiscal year ended September 30, 2008 to the fiscal year ended September 30, 2009, we generated approximately $166,600,000 revenue from operations. Our net loss for the fiscal year ended September 30, 2009 is a consequence of negative margins due to commodities markets and the interest expense associated with our existing debt obligations.

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
The principal amount of the term loan facility is payable in quarterly payments ranging from $1,500,000 to $1,600,000 beginning September 30, 2009, and the remaining principal amounts are fully due and payable on the Final Maturity Date. We made the first quarterly term loan payment of $1,500,000 due in September 2009. However, if we are unable to make future quarterly payments our lender may not issue a temporary waiver for non-compliance with the terms of our senior credit agreement and deem us to be in default of our loans. At the time our working capital loan in the amount of $15,000,000 matures on February 20, 2010, management anticipates requesting that WestLB renew this working capital loan and depending on our liquidity needs at that time we may request an increase in the amount of our working capital loan.
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
Under the terms of our senior credit agreement with WestLB, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. As of September 30, 2009 our working capital loans exceeded our borrowing base by $4,426,694 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver for the covenant contained in the credit agreement requiring us to repay the difference between our working capital loans outstanding and our borrowing base. WestLB granted us a waiver of this covenant through December 15, 2009. As of November 30, 2009 our working capital loans exceeded our borrowing base by approximately $2,500,000 and we expect to be within the terms of our borrowing base by December 31, 2009. WestLB and our lending syndicate has indicated its willingness to work with us; however, at any time WestLB and our lending syndicate could decide not to grant this waiver and we would be out of compliance with our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our administrative agent could deem us in default of our line of credit and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.
As of September 30, 2009, we had drawn approximately $98,500,000 of the $100,000,000 term loan and had $13,800,000 outstanding on the $15,000,000 working capital loan.

Subordinated Debt
On November 30, 2006, we closed a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. We signed a promissory note, which is collateralized by our assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. We are required to maintain a debt service reserve with the Bond Trustee in the amount of $1,180,000. During the quarter ending December 31, 2007, we drew approximately $8,162,000 from the Bond Trustee account to pay for construction costs. The Bond Trustee made the annual interest and principal payment to the bond holders of approximately $900,000 in December 2008. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents on our consolidated balance sheet. The subordinated debt is a 15 year note with principal payments to be made to bond holders each December. The $600,000 principal payment due in December 2009 was paid from our debt service reserve.
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
Other Notes Payable
We have financed the acquisition of certain equipment through two notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $202,050 as of September 30, 2009.
Our long-term debt outstanding as of September 30, 2009 is summarized as follows:

West LB Construction Loan, variable interest rates from 4.35% to 7.81%	$98,500,000
Subordinated Fagen Note, interest rate of 4.0% through June 20, 2010 and 8% thereafter	3,977,545
Subordinated debt facility, interest rate of 7.5%	9,850,000
Notes payable John Deere Credit, interest rate of 5.3%	202,050

112,529,595
Less current portion	(9,204,578)

Long-term debt outstanding as of September 30, 2009	$103,325,017

Debt Covenants
On September 29, 2009, we requested waivers of certain sections of our senior credit agreement so that we would not be in default of our senior credit agreement as of September 30, 2009. On October 15, 2009, WestLB granted us waivers for non-compliance with certain loan covenants, specifically relating to the following items:
•
Carbon Dioxide Agreement Amendment: Section 7.01(x) of our senior credit agreement requires us to deliver our carbon dioxide agreement with Airgas Carbonic, Inc. to our lender along with any ancillary documents. As of September 30, 2009 the carbon dioxide agreement had been negotiated and was in final form, however, Airgas Carbonic, Inc. had not yet executed the agreement due to concerns about the viability of FUEL. Accordingly, we have requested and obtained a temporary waiver of the section 2(f) of the Waiver and Third Amendment to Accounts Agreement and an additional 180 day waiver of section 7.01(x) of our senior credit agreement. Subsequently, on November 2, 2009, we reached an agreement with Airgas Carbonic, Inc. (“Airgas”) with an effective date of May 15, 2009.

•
Borrowing Base Certificate: As described above, we are required to repay the amount that our working capital loan outstanding exceeds our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. In furtherance of these calculations, section 7.03(n) requires us to deliver to our lender a borrowing base certificate setting for the data necessary to make the borrowing base calculations. As a result of our working capital loan outstanding exceeding our borrowing base, we were not able to deliver an acceptable borrowing base certificate. Accordingly, we requested a waiver of any required prepayment arising under section 3.10(d) of the senior credit agreement and a waiver of section 7.03(n), the covenant requiring us to repay the difference between our working capital loan outstanding and our borrowing base. We obtained a waiver of these covenants through December 15, 2009 and our lender has indicated its willingness to work with us; however, at any time our lender could decide not to grant this waiver and we would be in default on our senior credit agreement.

If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action.
Critical Accounting Estimates
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured.
Revenue from the production of ethanol and related products is recorded at the time title and all risks of ownership transfer to customers, which is typically upon loading and shipping of the product shipment from the facility Commissions are included in cost of goods sold. In addition, shipping and handling costs incurred by the Company for the sale of ethanol and related products are included in cost of goods sold.
Revenue by product is as follows for the years ending September 30, 2009 and 2008:

	2009	2008
Ethanol	$135,876,057	$—
Distillers’s Grain	30,317,887	—
Other	367,829	—

Total	$166,561,773	$—

Interest income is recognized as earned.

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company adopted new disclosure requirements, which require entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity
The Company is exposed to certain risks related to its ongoing business operations. The primary risks that the Company manages by using forward or derivative instruments are price risk on anticipated purchases of corn and natural gas.
The Company is subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products. In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow the Company to pass along increased corn costs to our customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.
Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as such and exempted from the accounting and reporting requirements of derivative accounting.
The Company enters into firm-price purchase commitments every month with its natural gas suppliers under which they agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered. We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market nor do we record the commitment on the balance sheet.
The Company enters into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations. The Company’s specific goal is to protect the Company from large moves in commodity costs. All derivatives will be designated as non-hedge derivatives for accounting purposes and the contracts will be accounted for at fair value. Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.
To ensure an adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and its major suppliers. At September 30, 2009, the Company had fixed price contracts totaling approximately $300,000 based upon the average per bushel price.
The Company has also managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at September 30, 2009 and 2008 was $47,508,877 and $74,512,500, respectively. The effect of the swap is to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance. The swap is designated as a non-hedge derivative and is accounted for as market to market. The estimated fair value of this agreement at September 30, 2009 and 2008, was a liability of approximately $1,772,000 and $631,000.

Derivatives not designated as hedging instruments at September 30, 2009 and 2008 were as follows:

	Balance Sheet	September 30,	September 30,
	Classification	2009	2008

Futures and options contracts	(Current Liabilities)	$(61,325)	$—
Futures and options contracts	Current Assets	—	593,350
Interest rate swap	(Current Liabilities)	817,718	129,739
Interest rate swap	(Non-Current Liabilities)	954,004	501,588

	Statement of
	Operations	September 30,	September 30,
	Classification	2009	2008

Net realized and unrealized gains related to futures and options contracts	Cost of Goods Sold	$1,078,187	$593,350
Net realized and unrealized (losses) related to the interest rate swap	Other non-operating (expense)	(2,485,401)	(976,738)
Inventories
Ethanol and related products are stated at net realizable value. Raw materials and work-in-process are valued using methods which approximate the lower of cost (first-in, first-out) or market. In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.
Property and Equipment
Property and equipment is stated at cost. Construction in progress is comprised of costs related to constructing the plant. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	20 Years
Plant and Process Equipment	5-20 Years
Office Furniture and Equipment	3-10 Years
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. The present value of capital lease obligations are classified as long-term debt and the related assets are included in property and equipment/construction in progress. Amortization of assets under capital lease is included in depreciation expense.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at September 30, 2009.
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, derivative instruments, trade and other receivables, accounts payable, accrued expenses and long-term debt. Management believes the fair value of each of these financial instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to FUEL for similar issues of debt, taking into account the current credit risk of FUEL and the other market factors.
Employees
We currently have 57 full-time employees and five part-time employees. Approximately nine of our employees are involved primarily in management and administration, and the remainder will be involved primarily in plant operations.
Our board officers are Thomas H. Dollar, II, Chairman; Tommy L. Hilliard, Vice Chairman; Steve Collins, Treasurer; Miley Adams, Secretary. Our Chief Executive Officer is Mr. Murray Campbell and our Chief Financial Officer is Lawrence Kamp. The following table represents the full-time personnel within the plant:

# Full-
Time
Position	Personnel
CEO	1
Communications Director	1
General Manager	1
Director of Grains and Marketing	1
CFO	1
Production Supervisors	4
Superintendent	1
Engineer	1
Lab	2
Maintenance	10
Plant Technicians	28
Accounting	4
Operations Assist	1
Logistics Manager	1
TOTAL	57
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
First United Ethanol, LLC
We have audited the consolidated balance sheet of First United Ethanol, LLC and subsidiary as of September 30, 2009 and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First United Ethanol, LLC and subsidiary as of September 30, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of First United Ethanol, LLC and subsidiary’s internal control over financial reporting as of September 30, 2009, included in the accompanying controls and procedures in the Form 10-K and accordingly, we do not express an opinion thereon.
/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
December 23, 2009

To the Board of Directors
First United Ethanol, LLC
We have audited the consolidated balance sheet of First United Ethanol, LLC and Southwest Georgia Ethanol, LLC (a wholly owned subsidiary) as of September 30, 2008, and the related consolidated statements of operations, changes in members’ equity, and consolidated statements of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First United Ethanol, LLC and Southwest Georgia Ethanol, LLC (a wholly owned subsidiary) as of September 30, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of First United Ethanol, LLC and Southwest Georgia Ethanol, LLC’s (a wholly owned subsidiary) internal control over financial reporting as of September 30, 2008, and accordingly, we do not express an opinion thereon.
/s/ Hein & Associates LLP
Denver, Colorado
December 17, 2008

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	September 30, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$7,685,978
Trade and other accounts receivable, net of allowance for doubtful accounts of approximately $53,500 and none, respectively	4,080,745	—
Due from broker	109,700	—
Inventory	7,619,273	4,542,099
Other assets	75,714	1,242,410

Total current assets	11,885,432	13,470,487

PROPERTY AND EQUIPMENT
Office building, furniture and equipment	808,949	935,869
Land	1,000,000	1,005,000
Plant buildings and equipment	163,069,329	—
Construction in progress	—	156,115,623

	164,878,278	158,056,492
Accumulated depreciation	(8,840,707)	(40,208)

	156,037,571	158,016,284

RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	4,269,662	2,144,094

FINANCING COSTS, net of amortization of $1,876,558 and $874,397??	4,483,577	5,485,738

TOTAL ASSETS	$176,676,242	$179,116,603

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$81,555	$—
Revolving line of credit	13,784,129	11,900,000
Current portion of long-term debt	9,204,578	3,212,430
Current portion of capital lease obligations	1,019,029	27,420
Current portion of interest rate swap liability	817,718	129,739
Accounts payable and accrued expenses	9,243,647	12,648,499
Accrued interest	615,625	1,680,318
Derivative financial instruments	61,325	—

Total current liabilities	34,827,606	29,598,406

DEFERRED GRANT PROCEEDS	—	50,000

INTEREST RATE SWAP LIABILITY	954,004	501,588

CAPITAL LEASE OBLIGATIONS	3,073,996	126,327

LONG-TERM DEBT	103,325,017	88,063,418

TOTAL LIABILITIES	142,180,623	118,339,739

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 81,984 and 76,610 units issued and outstanding at September 30, 2009 and September 30, 2008, respectively	77,226,361	75,042,636
Accumulated deficit	(42,730,742)	(14,265,772)

Total members’ equity	34,495,619	60,776,864

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$176,676,242	$179,116,603

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ending	Year ending
	September 30, 2009	September 30, 2008

Revenues	$166,561,773	$—
Cost of goods sold	178,695,057	—

Gross (loss)	(12,133,284)	—

General and administrative expenses	5,123,484	5,068,196

Operating (loss)	(17,256,768)	(5,068,196)

Other income (expense)
Other income	—	426,611
Unrealized (loss) on interest rate swap	(1,140,395)	(631,327)
Interest expense	(10,077,221)	(5,556,156)
Interest income	9,414	545,878

	(11,208,202)	(5,214,994)

Net (loss)	$(28,464,970)	$(10,283,190)

Net (loss) per unit (Basic and Diluted)	$(361.82)	$(134.23)

Weighted average units outstanding	78,671	76,610

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ending	Year ending
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(28,464,970)	$(10,283,190)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	8,800,499	34,368
Amortization	1,002,161	3,413,306
Non-cash compensation expense	146,175	37,296
Unrealized loss on interest rate swap	1,140,395	631,327
Provision for doubtful receivables	53,468	—
Changes in assets and liabilities:
(Increase) in trade and other accounts receivable	(4,134,213)	—
(Increase) in due from broker	(109,700)	—
(Increase) in inventory	(3,077,174)	(4,542,099)
Decrease in accrued interest receivable	—	245,774
(Increase) decrease in other assets	1,166,696	(830,751)
Increase in accounts payable and accrued expenses	572,693	11,857,025
Increase (decrease) in accrued interest payable	(314,693)	1,260,873
Increase in derivative financial instruments	61,325	—

Net cash provided by (used in) operating activities	(23,157,338)	1,823,929

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	—	(200,000)
Purchase of property and equipment, net of returns	(2,259,314)	(91,650,508)

Net cash (used in) investing activities	(2,259,314)	(91,850,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	18,988,632	81,011,368
Repayment of long-term debt and capital lease obligations	(2,235,624)	(8,973)
Proceeds from revolving line of credit	2,384,129	11,900,000
Payments on revolving line of credit	(500,000)	—
Proceeds received from sale of units	2,037,550	—
Release (funding) of restricted cash balance	(3,025,568)	7,022,799
Excess of outstanding checks over bank balance	81,555	—
Expenditures for debt financing and equity offering costs	—	(5,880,068)

Net cash provided by financing activities	17,730,674	94,045,126

Increase (decrease) in cash and cash equivalents	(7,685,978)	4,018,547

Cash and cash equivalents, beginning of period	7,685,978	3,667,431

Cash and cash equivalents, end of period	$—	$7,685,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,389,753	$4,980,004

SUPPLEMENTAL DISCLOSUREs OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayment of notes and interest payable paid by Bond Trustee	$900,000	$82,500,000
Assets acquired under capital lease financing arrangements	$4,612,472	$427,200
Accrued expenses reclassed to subordinated debt	$3,977,545	$—
Deferred revenue applied to property & equipment	$50,000	$—
See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

		Membership	Accumulated
	Units	contributions	(deficit)	Total

Balance, September 30, 2007	76,610	$75,005,340	$(3,982,582)	$71,022,758

Unit-based compensation expense for unit options to employees		37,296	—	37,296

Net loss for the year ended September 30, 2008		—	(10,283,190)	(10,283,190)

Balance, September 30, 2008	76,610	$75,042,636	$(14,265,772)	$60,776,864

Unit-based compensation expense for unit options to employees		146,175	—	146,175

Membership units issued	5,369	2,032,550	—	2,032,550

Membership unit options exercised	5	5,000	—	5,000

Net loss for the year ended September 30, 2009		—	(28,464,970)	(28,464,970)

Balance, September 30, 2009	81,984	$77,226,361	$(42,730,742)	$34,495,619

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
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
Use of Estimates
The preparation of consolidated financial statements, in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities and other items, as well as the reported revenues and expenses. Actual results could differ from those estimates.
Cash and Cash Equivalents and Restricted Cash and Certificates of Deposit
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company segregates cash held in escrow, cash restricted and certificates of deposit restricted for use by debt agreements as non-current.
Trade Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received
Inventories
Ethanol and related products, raw materials and work-in-process are valued using methods which approximate the lower of cost (first-in, first-out) or market. In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.
Financing Costs
Financing costs associated with the construction and revolving loans discussed in Note 7 and are recorded at cost and include expenditures directly related to securing debt financing. The Company is amortizing these costs using the effective interest method over the term of the agreement. The financing costs are included in interest expense in the statement of operations.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
Property and Equipment
Property and equipment is stated at cost. Construction in progress is comprised of costs related to constructing the plant. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	20 Years
Plant and Process Equipment	5-20 Years
Office Furniture and Equipment	3-10 Years
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. The present value of capital lease obligations are classified as long-term debt and the related assets are included in property and equipment/construction in progress. Amortization of assets under capital lease is included in depreciation expense.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at September 30, 2009.
Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company adopted new disclosure requirements, which require entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity
The Company is exposed to certain risks related to its ongoing business operations. The primary risks that the Company manages by using forward or derivative instruments are price risk on anticipated purchases of corn and natural gas.
The Company is subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products. In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow the Company to pass along increased corn costs to our customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.
Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as such and exempted from the accounting and reporting requirements of derivative accounting.
The Company enters into firm-price purchase commitments every month with its natural gas suppliers under which they agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market nor does the Company record the commitment on the balance sheet.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
The Company enters into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations. The Company’s specific goal is to protect the Company from large moves in commodity costs. All derivatives will be designated as non-hedge derivatives for accounting purposes and the contracts will be accounted for at fair value. Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.
To ensure an adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and its major suppliers. At September 30, 2009, the Company had fixed price contracts totaling approximately $300,000 based upon the average per bushel price.
The Company has also managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at September 30, 2009 and 2008 was $47,508,877 and $74,512,500, respectively. The effect of the swap is to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance. The swap is designated as a non-hedge derivative and is accounted for as market to market. The estimated fair value of this agreement at September 30, 2009 and 2008, was a liability of approximately $1,772,000 and $631,000.
Derivatives not designated as hedging instruments at September 30, 2009 and 2008 were as follows:

	Balance Sheet	September 30,	September 30,
	Classification	2009	2008

Futures and options contracts	(Current Liabilities)	$(61,325)	$—
Futures and options contracts	Current Assets	—	593,350
Interest rate swap	(Current Liabilities)	817,718	129,739
Interest rate swap	(Non-Current Liabilities)	954,004	501,588

	Statement of
	Operations	September 30,	September 30,
	Classification	2009	2008

Net realized and unrealized gains related to futures and options contracts	Cost of Goods Sold	$1,078,187	$593,350
Net realized and unrealized (losses) related to the interest rate swap	Other non-operating (expense)	(2,485,401)	(976,738)

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured.
Revenue from the production of ethanol and related products is recorded at the time title and all risks of ownership transfer to customers, which is typically upon loading and shipping of the product shipment from the facility Commissions are included in cost of goods sold. In addition, shipping and handling costs incurred by the Company for the sale of ethanol and related products are included in cost of goods sold.
Revenue by product is as follows for the years ending September 30, 2009 and 2008:

	2009	2008
Ethanol	$135,876,057	$—
Distillers’s Grain	30,317,887	—
Other	367,829	—

Total	$166,561,773	$—

Interest income is recognized as earned.
Net Loss per Membership Unit
For purposes of calculating basic and diluted net loss per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding.
Income taxes
The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, derivative instruments, trade and other receivables, accounts payable, accrued expenses, notes payable and long-term debt. Management believes the fair value of each of these financial instruments approximates their carrying value on the balance sheet as of the balance sheet date. The fair value of current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.
NOTE 2. INVENTORIES
A summary of inventories at September 30, 2009 and September 30, 2008 is as follows:

	September 30,	September 30,
	2009	2008

Corn	$3,958,543	$4,542,009
Denaturant and chemical supplies	287,640	—
Work in process	1,095,000	—
Ethanol	1,649,895	—
Distiller grains	628,195	—

Total	$7,619,273	$4,542,009

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
NOTE 3. MEMBERS’ EQUITY
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
Initial investors purchased 600 units at $333.33 per unit in March 2005 and 2,000 units at $500 per unit in September 2005. In conjunction with a filing with the U.S. Securities and Exchange Commission, the Company issued 74,010 units at an offering price of $1,000 per unit closing in June 2007. In May 2009, the Company issued 5,369 units at an offering price of $500 per unit for investments up to $1,000,000 and an offering price of $333 per unit for investments exceeding $1,000,000 in conjunction with a private placement.
NOTE 4. RELATED PARTIES
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.2% of the outstanding units. In addition, the Company has a subordinated promissory note due Fagen, Inc. in the amount of $3,977,545 as of September 30, 2009.
The Company purchased corn at market prices in the amount of $1,432,101 for the year ending September 30, 2009 from certain Directors in the normal course of business. There were no such purchases in the year ending September 30, 2008.
NOTE 5. UNIT OPTION PLAN
The Company adopted the First United Ethanol, LLC Membership Unit Option Plan (the Plan) during April 2007. The Plan permits the grant of unit options and units to its employees for up to 2% of the units outstanding as of the close of the Company public offering of Membership Units, or 1,532 units. The Company believes that such awards better align the interests of its employees with those of its members. Option awards are generally granted with an exercise price equal to the market price of the Company’s units at the date of grant; those option awards generally vest over three to five years of continuous service and have ten-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control or termination without cause (as defined in the Plan).
Accounting standards require an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.
The Company uses a Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying security, and the expected dividend on the security as discussed below.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
Because the Company does not have specific historical or implied volatility information available due to beginning operations in October 2008, expected volatility is based on the historical, or implied volatility of similar entities with publicly available share or option prices. The expected term represents the estimated average period of time that the options remain outstanding using the “simplified” method. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.
Accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future non-vested option forfeitures at 0% as of September 30, 2009 and incorporated this rate in estimated fair value of employee option grants. During the year ending September 30, 2008, the largest grant issued by the Company was forfeited, which resulted in a reduction of stock-based compensation cost of approximately $64,000. The Company does not expect any further forfeitures and thus assumed a 0% forfeiture rate for new grants. The fair value of stock options granted for the year ended September 30, 2009 on the grant date was approximately $1,000 per unit.

	2009	2008

Expected volatility	66%	66%
Expected dividends	—	—
Expected term (in years)	6	6
Risk-free interest rate	2.96%	3.97%
A summary of option activity under the Plan as of September 30, 2009 and 2008, and changes during the years then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Units	Price	Term

Outstanding at October 1, 2007	957	$1,000	9.25
Granted	382	1,000		—
Exercised	—	—		—
Forfeited or expired	(766)	1,000

Outstanding at September 30, 2008	573	$1,000	9.25	$—

Granted	383	1,000	10	—
Exercised	(5)	1,000
Forfeited	—			—

Outstanding at September 30, 2009	951	1,000	8.80	—

Exercisable at September 30, 2009	316	$1,000	$—	$—

As of September 30, 2009, there was approximately $367,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of 3 years.
NOTE 6. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in property and equipment as of September 30, 2009 and construction in progress as of September 30, 2008. Accumulated depreciation totaled $15,766 and none for the years ending September 30, 2009 and 2008, respectively.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
The Company entered into an Excess Facilities Charge Agreement with Georgia Power Company in which Georgia Power installed a power substation to augment the Company’s power system. The cost of the substation is charged to the Company over a three year period requiring annual payments of principal and interest totaling $686,309 beginning June 30, 2009. The Company has accounted for this agreement as a capital lease. The present value of future payments due under the lease of $1,834,512 is included in property and equipment as of September 30, 2009 Accumulated depreciation totaled $91,726 for the year ending September 30, 2009. No amounts were recorded for the lease as of September 30, 2008.
The Company also entered into a Natural Gas Facilities Agreement with the City of Camilla for a high pressure gas main to serve the plant and purchase natural gas from the City of Camilla. The City of Camilla owns and operates the gas main and leases its usage to the Company. The agreement calls for a monthly facilities charge, in addition to the normal consumption charges, equal to the cost of the installation of the gas main over an 80 month period beginning June 2009 and requiring principal and interest payments of approximately $43,000 each month. The Company has accounted for the facilities lease charges as a capital lease. The asset present value of future payments under the lease of $2,777,960 is included in property and equipment as of September 30, 2009. Accumulated depreciation totaled $138,898 for the year ending September 30, 2009. No amounts were recorded for the lease as of September 30, 2008.

	September 30, 2009	September 30, 2008

De Lage Landen Financial Services, 60 months, interest rate of 7.5%	$126,327	$153,747
Georgia Power Substation lease, 36 months, interest rate of 5.85%	1,299,364	—
Natural Gas Facilities lease, 80 months, interest rate of 6.59%	2,667,334	—

	4,093,025	153,747
Less current portion	(1,019,029)	(27,420)

	$3,073,996	$126,327

Future minimum payments, by year, under the capital lease are due as follows:

Year ending September 30:
2010	$1,241,051
2011	1,241,051
2012	554,743
2013	548,406
2014	516,722
Thereafter	684,315

Total minimum lease payments	4,786,288
Amounts representing interest	(693,263)
Present value of net minimum lease payments	$4,093,025

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
The Company also entered into two operating leases with Trinity Industries Leasing Company for the use of rail cars and tanker cars. The tanker car lease expires in 2017 and the rail car lease expires in 2012. During the year ending September 30, 2009, the Company determined that a portion of the tanker cars under the non-cancelable lease will not be utilized and have no future benefit. Accordingly, the Company recorded a liability and a charge to income in the amount $745,000 for the future lease payments associated with the unused tanker cars. The total remaining minimum lease commitments under non-cancelable operating leases are as follows:

Year ending September 30:
2010	$2,469,800
2011	2,022,800
2012	1,041,500
2013	447,000
2014	447,000
Thereafter	968,500

Total minimum operating lease payments	$7,396,600

NOTE 7. DEBT FINANCING ARRANGEMENTS
The Company’s long-term debt outstanding as of September 30, 2009 and 2008 is summarized as follows:

	September 30, 2009	September 30, 2008

West LB Term Loan, variable interest rates from 4.35% to 7.81%, described below	$98,500,000	$81,011,368
Subordinated Fagen note, 4% through June 30, 2010 and 8% thereafter	3,977,545	—
Subordinated debt facility, interest rate of 7.5%, described below	9,850,000	10,000,000
Notes payable John Deere Credit, interest rate of 5.3%, described below	202,050	264,480

	112,529,595	91,275,848
Less current portion	(9,204,578)	(3,212,430)

	$103,325,017	$88,063,418

The maturities of long-term debt at September 30, 2009 are as follows:

Year ending September 30:
2010	$9,204,578
2011	8,843,138
2012	6,996,879
2013	6,970,000
2014	7,015,000
Thereafter	73,500,000

Total	$112,529,595

West LB Credit Arrangement — Senior Debt
SWGE entered into a senior credit agreement that provided for (1) a construction loan facility in an aggregate amount of up to $100,000,000, which converted to a term loan on February 20, 2009 (“Conversion Date”), (2) a term loan facility in an aggregate amount of up to $100,000,000 which matures on February 20, 2015 (the “Final Maturity Date”); and (3) a working capital loan in an aggregate amount of up to $15,000,000 which matures February 20, 2010. The primary purpose of the credit facility was to finance the construction and operation of the Company’s ethanol plant.
During the term of the working capital loan, SWGE may borrow, repay and re-borrow amounts available under the working capital and letter of credit facility. The principal amount of the term loan facility is payable in quarterly payments ranging from $1,500,000 to $1,600,000 beginning September 30, 2009, and the remaining principal amounts are fully due and payable on February 20, 2010. Interest is payable quarterly. SWGE has the option to select between two floating interest rate loans under the terms of the senior credit agreement: Base Rate Loans bear interest at the Administrative Agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the Administrative Agent’s prime rate) plus 2.75% per annum. Eurodollar Loans bear interest at LIBOR plus 3.75%. The Company has entered into an interest rate swap with WestLB to effectively convert a portion of the variable rate interest into a fixed rate, with the LIBOR component fixed at 4.04% (See Note 1).

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
Under the terms of the senior credit agreement, SWGE has agreed to pay a quarterly commitment fee equal to 0.50% per annum on the unused portion of the construction loan/term loan and .20% per annum on the unused portion of the working capital loan. SWGE’s obligations under the senior credit agreement are secured by a first-priority security interest in all of the Company’s assets, including its equity interest in SWGE.
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
As of September 30, 2009 and 2008, the Company has drawn $13,784,129 on the $15,000,000 working capital loan.
On September 29, 2009, the Company requested waivers of certain sections of the senior credit agreement so the Company would not be in default of its senior credit agreement as of September 30, 2009. On October 15, 2009, WestLB granted the Company waivers for non-compliance with certain loan covenants, specifically relating to the following items:
•
Carbon Dioxide Agreement Amendment: Section 7.01(x) of the Company’s senior credit agreement requires it to deliver the carbon dioxide agreement with Airgas Carbonic, Inc. to the lender along with any ancillary documents. As of September 30, 2009 the carbon dioxide agreement had been negotiated and was in final form, however, Airgas Carbonic, Inc. had not yet executed the agreement due to concerns about the viability of FUEL. Accordingly, we have requested and obtained a temporary waiver of the section 2(f) of the Waiver and Third Amendment to Accounts Agreement and an additional 180 day waiver of section 7.01(x) of our senior credit agreement. Subsequently, on November 2, 2009, we reached an agreement with Airgas Carbonic, Inc. (“Airgas”) with an effective date of May 15, 2009.

•
Borrowing Base Certificate: As described above, the Company is required to repay the amount that its working capital loan outstanding exceeds its borrowing base. The Company’s borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. In furtherance of these calculations, section 7.03(n) requires the Company to deliver to its lender a borrowing base certificate setting for the data necessary to make the borrowing base calculations. As a result of the Company’s working capital loan outstanding exceeding its borrowing base, the Company was not able to deliver an acceptable borrowing base certificate. Accordingly, the Company requested a waiver of any required prepayment arising under section 3.10(d) of the senior credit agreement and a waiver of section 7.03(n), the covenant requiring the Company to repay the difference between its working capital loan outstanding and its borrowing base. The Company obtained a waiver of these covenants through December 15, 2009 and the lender has indicated its willingness to work with the Company; however, at any time the Company’s lender could decide not to grant this waiver and the Company would be in default on its senior credit agreement.

Subordinated Debt Facility
On November 30, 2006, the Company closed its subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. The Company is required to maintain a debt service reserve with the Bond Trustee in the amount of $1,180,000. During the quarter ending December 31, 2007, the Company drew approximately $8,162,000 from the Bond Trustee account to pay for construction costs. The Bond Trustee made the annual interest and principal payment to the bond holders of approximately $900,000 in December 2008. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note with annual principal payments each December due to the bond holders in 2009 of $600,000, in 2010 of $635,000, in 2011 of $530,000, in 2012 of $570,000, in 2013 of $615,000 and $6,900,000 thereafter.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
Subordinated Fagen Note
On June 30, 2009, SWGE entered into a subordinated promissory note agreement in the amount of $3,977,545 due Fagen, Inc., a related party, for the remaining design-build contract balance. The note bears interest at 4% through June 30, 2010 and 8% thereafter through maturity on June 30, 2011. Interest is payable quarterly. The first principal payment of $500,000 was due as of September 30, 2009 and annual principal payments of $1,738,772 are due June 30, 2010 and June 30, 2011. This note is subordinated to the West LB debt agreement, which currently prohibits the Company from making these principal payments on the schedule described above.
Other Notes Payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years (maturity in August 2012) with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $202,050 and $264,480 as of September 30, 2009 and 2008, respectively.
NOTE 8. FAIR VALUE MEASUREMENTS
Effective October 1, 2008, the Company adopted the fair value measurements and disclosures standard, which defines a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:
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
The following table summarizes fair value measurements by level at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Investments in marketable securities, included in restricted cash	$1,597,109	$—	$—	$1,597,109

Total assets	$1,597,109	$—	$—	$1,597,109

Liabilities:
Derivative instruments:

Commodity positions	$61,325			$61,325
Interest rate swap	$—	$1,771,722	$—	$1,771,722

Total liabilities	$61,325	$1,771,722	$—	$1,833,047

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
NOTE 9. COMMITMENTS AND CONTINGENCIES
Liquidity
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of September 30, 2009, we expect operations to generate adequate cash flows to maintain operations. The assumptions assume that we will be able to sell all the ethanol that is produced at the plant. We expect to be able to satisfy our cash requirements for the next 12 months using only our revolving line of credit, senior credit facility, and earnings from operations.
As mentioned above, we have been involved in discussions with our primary lender, WestLB, regarding certain past and potential future non-compliance with our financial loan covenants that have resulted from the current conditions in the ethanol industry and our financial condition. Under the terms of our senior credit agreement with WestLB, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by the Company and calculated on a monthly basis. As of September 30, 2009 our working capital loans exceeded our borrowing base by $4,426,694 and we were not able to repay that amount to WestLB. Accordingly, we requested a waiver for the covenant contained in the credit agreement requiring us to repay the difference between our working capital loans outstanding and our borrowing base. WestLB granted us a waiver of this covenant through December 15, 2009. WestLB and tbe lending syndicate have indicated their willingness to work with us; however, at any time WestLB and tbe lending syndicate could decide not to grant this waiver and we would be in default on our senior credit agreement. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our Administrative Agent could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.
Commitments and Major Customers
The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under the agreement, the Company will pay the entity $.01 per net gallon for each gallon of ethanol sold via railcar and $.012 per net gallon for ethanol sold via truck. For the years ending September 30, 2009 and 2008, the Company expensed approximately $870,000 and none, respectively under this agreement. Revenues with this customer were approximately $135,876,000 and none for the years ending September 30, 2009 and 2008, respectively. Trade accounts receivable of approximately $2,134,000 and none were due from the customer as of September 30, 2009 and 2008, respectively. This agreement is effective through October 2010, at which time it will automatically renew for an additional two years without written notice.
The Company also has an agreement with an unrelated entity for marketing, selling and distributing the distillers grains with solubles “DDGS” to the rail market and for the supply of grain to the Company. Under the agreement, the Company will pay the entity $.50 per ton for DDGS sold and $.0025 per bushel of grain supplied. In addition, the Company is required to pay the marketer $0.01 per bushel for non-brokered corn purchases. For the years ending September 30, 2009 and 2008, the Company expensed approximately $117,000 and none, respectively under this agreement. There were no revenues with this customer for the years ending September 30, 2009 and 2008 and no trade accounts receivable due from this customer as of September 30, 2009 and 2008 as the marketer acts purely in the broker capacity. In June 2009 we notified Palmetto that our distillers grains marketing agreement expiring in December 2009 needed to be amended to better accommodate our development of the local distillers grains markets. We have reached a tentative understanding with Palmetto for our amended distillers grains marketing agreement, which we expect to finalize in January 2010.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
NOTE 10. CONTINGENCY
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
NOTE 11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through December 23, 2009 and include the WestLB waiver dated October 15, 2009 discussed in Note 7 and the October 31, 2009 official close of the private placement offering commenced in May 2009.
On November 2, 2009, the Company reached an Amended Carbon Dioxide Supply Agreement with Airgas Carbonic, Inc. (“Airgas”) with an effective date of May 15, 2009. Pursuant to the agreement, Airgas is constructing a carbon dioxide facility to purify, liquefy, refine and store carbon dioxide produced by the Company as a co-product of its ethanol production process. The carbon dioxide facility is being constructed on land leased by the Company to Airgas and is expected to be complete in summer 2010. Once the new carbon dioxide facility is operational, we expect our carbon dioxide to be another source of revenue for the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.
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
Our management, including our Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act of 1934, as amended) as of September 30, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Inherent Limitations Over Internal Controls
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the fourth quarter of our 2009 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III
Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (September 30, 2009).

ITEM 10.	DIRECTORS; EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2009 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2009 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2009 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2009 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2009 fiscal year.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing
10.1	Southwest Georgia Ethanol, LLC Subordinated Promissory Note Due June 30, 2011 payable to Fagen, Inc. dated June 30, 2009	1

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to Exhibit of the same number filed with our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.

(*)	Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: December 23, 2009	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer and Director

Date: December 23, 2009	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2009	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer and Director

Date: December 23, 2009	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

Date: December 23, 2009	/s/ Miley Adams
Miley Adams, Director

Date: December 23, 2009	/s/ Steve Collins
Steve Collins, Treasurer and Director

Date: December 23, 2009	/s/ Michael Harrell
Mike Harrell, Director

Date: December 23, 2009	/s/ Donald Shirah
Donald Shirah, Director

Date: December 23, 2009	/s/ Tommy Hilliard
Tommy Hilliard, Vice Chairman and Director

Date: December 23, 2009	/s/ Thomas H. Dollar, II
Thomas H. Dollar, II, Chairman and Director

Date: December 23, 2009	/s/ Robert L. Holden, Sr.
Robert L. Holden, Sr., Director

Date: December 23, 2009	/s/ Kenneth Jack Hunnicutt
Kenneth Jack Hunnicutt, Director

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350