Form 10-Q
period 2009-12-31
FIRST UNITED ETHANOL LLC
filed 2010-02-22
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 15, 2010 there were 81,984 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,412,366	$—
Trade and other accounts receivable, net of allowance for doubtful accounts of approximately $58,000 and $53,500, respectively	4,588,167	4,080,745
Due from broker	204,533	109,700
Inventory	6,706,356	7,619,273
Other assets	159,016	75,714

Total current assets	17,070,438	11,885,432

PROPERTY AND EQUIPMENT
Office building, furniture and equipment	808,950	808,949
Land	1,000,000	1,000,000
Plant buildings and equipment	163,071,221	163,069,329

	164,880,171	164,878,278
Less accumulated depreciation	(11,025,195)	(8,840,707)

	153,854,976	156,037,571

RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	2,980,996	4,269,662

FINANCING COSTS, net of amortization of $2,129,112 and $1,876,558	4,231,023	4,483,577

TOTAL ASSETS	$178,137,433	$176,676,242

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$—	$81,555
Revolving line of credit	13,784,129	13,784,129
Current portion of long-term debt	9,339,578	9,204,578
Current portion of capital lease obligations	1,025,393	1,019,029
Current portion of interest rate swap liability	715,160	817,718
Accounts payable and accrued expenses	6,908,627	9,243,647
Accrued interest	93,766	615,625
Derivative financial instruments	—	61,325

Total current liabilities	31,866,653	34,827,606

INTEREST RATE SWAP LIABILITY	715,160	954,004

CAPITAL LEASE OBLIGATIONS	2,975,231	3,073,996

LONG-TERM DEBT	101,073,889	103,325,017

TOTAL LIABILITIES	136,630,933	142,180,623

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 81,984 units issued and outstanding	77,275,443	77,226,361
Accumulated deficit	(35,768,943)	(42,730,742)

Total members’ equity	41,506,500	34,495,619

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$178,137,433	$176,676,242

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$57,434,517	$33,105,188
Cost of goods sold	47,490,413	37,183,398

Gross profit (loss)	9,944,104	(4,078,210)

General and administrative expenses	1,190,165	1,429,216

Operating income (loss)	8,753,939	(5,507,426)

Other income (expense)
Unrealized gain (loss) on interest rate swap	341,402	(1,994,284)
Interest expense	(2,133,776)	(2,524,609)
Interest income	234	3,268

	(1,792,140)	(4,515,625)

Net income (loss)	$6,961,799	$(10,023,051)

Net income (loss) per unit (Basic and Diluted)	$84.92	$(130.83)

Weighted average units outstanding	81,984	76,610

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,961,799	$(10,023,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,184,488	2,016,752
Amortization	252,554	252,554
Unit based compensation expense	49,082	27,591
Unrealized (gains) losses on interest rate swap	(341,402)	1,994,284
Provision for doubtful receivables	4,500	—
Changes in assets and liabilities:
(Increase) in trade and other accounts receivable	(511,922)	(7,440,502)
(Increase) in due from broker	(94,833)	—
(Increase) decrease in inventory	912,917	(2,745,282)
(Increase) decrease in other assets	(83,302)	722,873
(Decrease) in accounts payable and accrued expenses	(2,335,020)	(924,538)
(Decrease) in accrued interest payable	216,891	—
Increase in deferred revenue	—	1,510,094
(Decrease) in derivative financial instruments	(61,325)	—

Net cash provided by (used in) operating activities	7,154,427	(14,609,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(50,000)	—
Purchase of property and equipment, net of returns	(1,893)	(3,506,181)

Net cash (used in) investing activities	(51,893)	(3,506,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	10,969,311
Repayment of long-term debt and capital lease obligations	(1,608,529)	(19,325)
Proceeds from revolving line of credit	—	2,384,129
Release (funding) of restricted cash balance	(84)	(552,370)
Excess of outstanding checks over bank balance	(81,555)	—

Net cash provided by (used in) financing activities	(1,690,168)	12,781,745

Increase (decrease) in cash and cash equivalents	5,412,366	(5,333,661)

Cash and cash equivalents, beginning of period	—	7,685,978

Cash and cash equivalents, end of period	$5,412,366	$2,352,317

Supplemental disclosure of cash flow information
Cash paid for interest	$2,403,081	$3,026,927
Supplemental disclosure of non-cash investing and financing activities	$1,338,750	$150,000
Repayment of notes and interest payable paid by Bond Trustee
See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

		Membership	Accumulated
	Units	contributions	(deficit)	Total

Balance, September 30, 2009	81,984	$77,226,361	$(42,730,742)	$34,495,619

Unit-based compensation expense for unit options to employees		49,082	—	49,082

Net income for the three months ended December 31, 2009		—	6,961,799	6,961,799

Balance, December 31, 2009	81,984	$77,275,443	$(35,768,943)	$41,506,500

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
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary. All material inter-company accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities and other items, as well as the reported revenues and expenses. Actual results could differ from those estimates.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
Financing Costs
Financing costs associated with the construction and revolving loans discussed in Note 5 and are recorded at cost and include expenditures directly related to securing debt financing. The Company is amortizing these costs using the effective interest method over the term of the agreement. The financing costs are included in interest expense in the statement of operations.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	20 Years
Plant and Process Equipment	5-20 Years
Office Furniture and Equipment	3-10 Years
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. The present value of capital lease obligations are classified as long-term debt and the related assets are included in property and equipment. Amortization of assets under capital lease is included in depreciation expense.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at December 31, 2009.
Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company adopted new disclosure requirements, which require entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
From time to time, the Company enters into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations. The Company’s specific goal is to protect the Company from large moves in commodity costs. All derivatives will be designated as non-hedge derivatives for accounting purposes and the contracts will be accounted for at fair value. Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.
To ensure an adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and its major suppliers. At December 31, 2009 and September 30, 2009, the Company had corn contracts totaling approximately $4,690,000 and $300,000, respectively, based upon the average per bushel price.
The Company has also managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at December 31, 2009 and September 30, 2009 was $42,011,461 and $47,508,877, respectively. The effect of the swap is to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance. The swap is designated as a non-hedge derivative and is accounted for as market to market. The estimated fair value of this agreement at December 31, 2009 and September 30, 2009, was a liability of approximately $1,430,000 and $1,772,000.
Derivatives not designated as hedging instruments at December 31, 2009 and September 30, 2009 were as follows:

	Balance Sheet	December 31,	September 30,
	Classification	2009	2009

Futures and options contracts	(Current Liabilities)	$—	$(61,325)
Interest rate swap	(Current Liabilities)	715,160	817,718
Interest rate swap	(Non-Current Liabilities)	715,160	954,004

	Statement of	Three months	Three months
	Operations	December 31,	December 31,
	Classification	2009	2008

Net realized and unrealized gains (losses) related to futures and options contracts	Cost of Goods Sold	$(112,450)	$1,052,000
Net realized and unrealized (losses) related to the interest rate swap	Other non-operating (expense)	(114,802)	(2,047,243)
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
Income (Loss) per Membership Unit
Income (loss) per membership unit is computed by dividing net income (loss) by the weighted average number of membership units outstanding during the period. Diluted income (loss) per membership unit reflects the potential dilution that could occur if options to purchase membership units were exercised. For purposes of this calculation, outstanding unit options are considered membership unit equivalents using the treasury stock method, and are the only such equivalents outstanding. At both December 31, 2009 and September 30, 2009, 951 membership unit equivalents were not included in the calculation as their affect would have been anti-dilutive.
Income taxes
The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
The Company adopted the accounting guidance for uncertainty in income taxes. Management has evaluated their material tax positions and determined there is no income tax effect with respect to the financial statements at December 31, 2009. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before December 31, 2005. The Company has not been notified of any impending examinations by tax authorities, and no examinations are in process.
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
Reclassification
Certain items in the three months ended December 31, 2008 consolidated statement of operations have been reclassed to conform to classification adopted for the three months ended December 31, 2009, with no effect on net income.
NOTE 2. INVENTORIES
A summary of inventories at December 31, 2009 and September 30, 2009 is as follows:

	December 31,	September 30,
	2009	2009

Corn	$3,142,066	$3,958,543
Denaturant and chemical supplies	455,818	287,640
Work in process	1,361,220	1,095,000
Ethanol	1,476,091	1,649,895
Distiller grains	271,161	628,195

Total	$6,706,356	$7,619,273

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 3. RELATED PARTIES
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.2% of the outstanding units. In addition, the Company has a subordinated promissory note due Fagen, Inc. in the amount of $3,977,545 as of December 31, 2009 and September 30, 2009.
The Company purchased corn at market prices in the amount of $732,600 and $119,865 for the three months ended December 31, 2009 and 2008, respectively, from certain Directors in the normal course of business.
NOTE 4. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in property and equipment as of December 31, 2009 and September 30, 2009. Accumulated depreciation totaled $19,707 and $15,766 as of December 31, 2009 and September 30, 2009, respectively.
The Company entered into an Excess Facilities Charge Agreement with Georgia Power Company in which Georgia Power installed a power substation to augment the Company’s power system. The cost of the substation is charged to the Company over a three year period requiring annual payments of principal and interest totaling $686,309 beginning June 30, 2009. The Company has accounted for this agreement as a capital lease. The present value of future payments due under the lease of $1,834,512 is included in property and equipment as of December 31, 2009 and September 30, 2009. Accumulated depreciation totaled $114,656 and $91,726 as of December 31, 2009 and September 30, 2009, respectively, calculated using a 20 year useful life.
The Company also entered into a Natural Gas Facilities Agreement with the City of Camilla for a high pressure gas main to serve the plant and purchase natural gas from the City of Camilla. The City of Camilla owns and operates the gas main and leases its usage to the Company. The agreement calls for a monthly facilities charge, in addition to the normal consumption charges, equal to the cost of the installation of the gas main over an 80 month period beginning June 2009 and requiring principal and interest payments of approximately $43,000 each month. The Company has accounted for the facilities lease charges as a capital lease. The asset present value of future payments under the lease of $2,777,960 is included in property and equipment as of December 31, 2009 and September 30, 2009. Accumulated depreciation totaled $173,622 and $138,898 as of December 31, 2009 and September 30, 2009, respectively, calculated using a 20 year useful life.
A summary of capital leases as of December 31, 2009 and September 30, 2009 is as follows:

	December 31, 2009	September 30, 2009

De Lage Landen Financial Services, 60 months, interest rate of 7.5%	$119,145	$126,327
Georgia Power Substation lease, 36 months, interest rate of 5.85%	1,299,364	1,299,364
Natural Gas Facilities lease, 80 months, interest rate of 6.59%	2,582,115	2,667,334

	4,000,624	4,093,025
Less current portion	(1,025,393)	(1,019,029)

	$2,759,231	$3,073,996

The Company also entered into operating leases with Trinity Industries Leasing Company for the use of rail cars and tanker cars. The tanker car leases expire January 2010 through November 2017 and the rail car lease expires in February 2012. During the year ended September 30, 2009, the Company determined that a portion of the tanker cars under the non-cancelable lease will not be utilized and have no future benefit. Accordingly, the Company recorded a liability and a charge to income in the amount $745,000 for the future lease payments associated with the unused tanker cars. The remaining accrual as of December 31, 2009 is approximately $522,000.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 5. DEBT FINANCING ARRANGEMENTS
The Company’s long-term debt outstanding as of December 31, 2009 and September 30, 2009 is summarized as follows:

	December 31, 2009	September 30, 2009

West LB Term Loan, variable interest rates from 4.03% to 7.81%, described below	$97,000,000	$98,500,000
Subordinated Fagen note, 4% through June 30, 2010 and 8% thereafter	3,977,545	3,977,545
Subordinated debt facility, interest rate of 7.5%, described below	9,250,000	9,850,000
Notes payable John Deere Credit, interest rate of 5.3%, described below	185,922	202,050

	110,413,467	112,529,595
Less current portion	(9,339,578)	(9,204,578)

	$101,073,889	$103,325,017

West LB Credit Arrangement — Senior Debt
SWGE entered into a senior credit agreement that provided for (1) a construction loan facility in an aggregate amount of up to $100,000,000, which converted to a term loan on February 20, 2009 (“Conversion Date”), (2) a term loan facility in an aggregate amount of up to $100,000,000 which matures on February 20, 2015 (the “Final Maturity Date”); and (3) a working capital loan in an aggregate amount of up to $15,000,000 which matures February 20, 2010. On February 19, 2010 WestLB agreed to extend the maturity date on the Company’s working capital loan to February 20, 2011. The primary purpose of the credit facility was to finance the construction and operation of the Company’s ethanol plant.
During the term of the working capital loan, SWGE may borrow, repay and re-borrow amounts available under the working capital and letter of credit facility. The principal amount of the term loan facility is payable in quarterly payments ranging from $1,500,000 to $1,600,000 with the remaining principal amounts are fully due and payable on February 20, 2015. Interest is payable quarterly. SWGE has the option to select between two floating interest rate loans under the terms of the senior credit agreement: Base Rate Loans bear interest at the Administrative Agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the Administrative Agent’s prime rate) plus 2.75% per annum. Eurodollar Loans bear interest at LIBOR plus 3.75%. The Company has entered into an interest rate swap with WestLB to effectively convert a portion of the variable rate interest into a fixed rate, with the LIBOR component fixed at 4.04% (See Note 1).
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
As of December 31, 2009 and September 30, 2009, the Company had drawn $13,784,129 on the $15,000,000 working capital loan.
As of February 8, 2010 the Company’s working capital loans exceeded its borrowing base by $2,703,000 and the Company was not able to repay that amount to WestLB so it was not able to deliver an acceptable borrowing base certificate. Accordingly, the Company requested a waiver of any required prepayment arising under section 3.10(d) of the senior credit agreement and a waiver of section 7.03(n), the covenants requiring the Company to repay the difference between its working capital loan outstanding and its borrowing base and to report its borrowing base calculations to WestLB. On February 19, 2010, WestLB and the lending syndicate granted the Company a waiver of these covenants through March 15, 2010 so long as its working capital loans do not exceed the borrowing base by more than $4,500,000. WestLB and the lending syndicate have indicated a willingness to work with the Company to address its loan covenant compliance issues; however, at any time WestLB and the lending syndicate could decide not to grant a waiver. If the Company fails to obtain a waiver of any such term or covenant, WestLB and the lending syndicate could deem the Company to be in default on the outstanding loans and require the Company to immediately repay a significant portion or possibly the entire outstanding balance of our loans.
As a result of fiscal year 2009 net losses, the Company is currently experiencing limited liquidity and has nearly exhausted the funds available under our debt facilities and does not have further commitments for additional funds from any lender. If the Company is unable to secure the financing necessary to satisfy our working capital needs, or if relative price levels change, our Company’s lack of available funds could cause us to scale back production at the ethanol plant or cease operations altogether. Any shutdown could be temporary or permanent depending on the cash available to continue operations.
Subordinated Debt Facility
The Company has a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. The Company is required to maintain a debt service reserve with the Bond Trustee of at least $1,180,000. This note is subordinated to the West LB debt agreement, which currently prohibits the Company from making any debt service payments. As a result, the Bond Trustee made the annual interest and principal payment to the bond holders of approximately $1,339,000 in December 2009 from the debt service reserve. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note with annual principal payments each December due to the bond holders in 2010 of $635,000, in 2011 of $530,000, in 2012 of $570,000, in 2013 of $615,000 and $6,900,000 thereafter.
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
Other Notes Payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years (maturity in August 2012) with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $185,922 and $202,050 as of December 31, 2009 and September 30, 2009, respectively.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 6. FAIR VALUE MEASUREMENTS
The Company has adopted the fair value measurements and disclosures standard, which defines a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
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
The following table summarizes fair value measurements by level at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Assets:
Investments in marketable securities, included in restricted cash	$258,457	$—	$—	$258,457

Total assets	$258,457	$—	$—	$258,457

Liabilities:
Derivative instruments:

Interest rate swap	$—	$1,430,320	$—	$1,430,320

Total liabilities	$—	$1,430,320	$—	$1,430,320

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
The following table summarizes fair value measurements by level at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Investments in marketable securities, included in restricted cash	$1,597,109	$—	$—	$1,597,109

Total assets	$1,597,109	$—	$—	$1,597,109

Liabilities:
Derivative instruments:

Commodity positions	$61,235			$61,235
Interest rate swap	$—	$1,771,722	$—	$1,771,722

Total liabilities	$61,235	$1,771,722	$—	$1,833,047

NOTE 7. COMMITMENTS AND CONTINGENCIES
Liquidity
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2009, the Company expects operations to generate adequate cash flows to maintain operations. The assumptions assume that the Company will be able to sell all the ethanol that is produced at the plant. The Company expects to be able to satisfy our cash requirements for the next 12 months using only the revolving line of credit, senior credit facility, and earnings from operations.
As mentioned above, the Company has been involved in discussions with its primary lender, WestLB, regarding certain past and potential future non-compliance with its financial loan covenants that have resulted from the current conditions in the ethanol industry and the Company’s financial condition. Under the terms of its senior credit agreement with WestLB, the Company is required to repay the amount that the working capital loan outstanding exceeds the borrowing base. The borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by the Company and calculated on a monthly basis. As of February 8, 2010 the Company’s working capital loan exceeded the borrowing base by $2,703,000 and the Company was not able to repay that amount to WestLB so the Company was not able to deliver an acceptable borrowing base certificate. Accordingly, the Company requested a waiver of any required prepayment arising under section 3.10(d) of the senior credit agreement and a waiver of section 7.03(n), the covenants requiring the Company to repay the difference between the working capital loan outstanding and our borrowing base and to report our borrowing base calculations to WestLB. On February 19, 2010, WestLB and our lending syndicate granted the Company a waiver of these covenants through March 15, 2010 so long as the working capital loan does not exceed the borrowing base by more than $4,500,000. WestLB and the lending syndicate have indicated a willingness to work with the Company to address our loan covenant compliance issues; however, at any time the lender could decide not to grant a waiver. If we fail to obtain a waiver of any such term or covenant, our primary lender could deem the Company in default of the loans and require the Company to immediately repay a significant portion or possibly the entire outstanding balance of the loans.
NOTE 8. CONTINGENCY
In April 2008, Air Liquide Industrial U.S., LP (“Air Liquide”) brought an action against First United Ethanol and Southwest Georgia Ethanol in U.S. District Court for the Middle District of Georgia Albany Division. Air Liquide alleges that it has an agreement to purchase carbon dioxide gas from First United Ethanol and Southwest Georgia Ethanol and is requesting specific performance of the purported contractual obligations or, in the alternative, damages for breach of the purported contract. On February 16, 2010, Air Liquide proposed a dismissal with prejudice and First United Ethanol and Southwest Georgia Ethanol have agreed to the dismissal of the case. It is expected that the dismissal will be finalized by March 1, 2010.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Financial Statements
(Unaudited)
NOTE 9. SUBSEQUENT EVENTS
Subsequent events have been evaluated through February 19, 2010 and include: (i) the WestLB waiver dated February 19, 2010 discussed in Note 7, (ii) the renewal of the working capital loan for 12 months effective February 19, 2010, and (iii) a contract to sublease 50 railcars for 12 months and 20 railcars for 4 months effective February 2010 for $250/car per month.

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

Overview
First United Ethanol, LLC (“we,” “us,” “FUEL,” “First United,” or the “Company”) was formed as a Georgia limited liability company on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We completed construction of our ethanol plant in October 2008 and plant operations commenced on October 10, 2008. We are currently in our second year of plant operations. In our first year of plant operation we processed approximately 29 million bushels of corn producing 81 million gallons of denatured fuel grade ethanol, 214,000 tons of dried distillers grains and 7,000 tons of wet distillers grains.
Our revenues are derived from the sale and distribution of our ethanol and distillers grains primarily in the southeastern United States. Our ethanol plant currently operates at approximately 92 percent of its nameplate capacity, producing ethanol at a rate of approximately 92 million gallons of ethanol per year. A significant percentage of our corn is supplied to us by train and is originated primarily from the eastern Corn Belt; however, we are able to originate an increasing percentage of our corn from local producers. Currently, approximately 95% of our ethanol is being shipped out of our facility by truck to local and regional blending terminals. Additionally, as of the date of this report, approximately 90% of our dried distillers grains are being shipped out of our facility by truck to local livestock and poultry operations.
We are a company with a limited operating history. Accordingly, we do not yet have perfectly comparable income, production and sales data for the three months ended December 31, 2009. Our fiscal quarter ended December 31, 2008 was the quarter in which we commenced operations therefore, our plant was not in production the entire quarter. We have included some comparisons of our fiscal quarter ended December 31, 2009 to our fiscal quarter ended December 31, 2008, so it is important to keep in mind that these are not perfectly comparable periods.
Results of Operations for the Three Months Ended December 31, 2009 and 2008
The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2009 and 2008:
The three month period ended December 31, 2008 was not a full quarter as operations commenced on October 10, 2008.

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$57,434,517	100.00%	$33,105,188	100.00%
Cost of Goods Sold	$47,490,413	82.69%	$37,183,398	112.32%
Gross Profit (Loss)	$9,944,104	17.31%	$(4,078,210)	(12.32)%
General and Administrative Expenses	$1,190,165	2.07%	$1,429,216	4.32%
Operating Income (Loss)	$8,753,939	15.24%	$(5,507,426)	(16.64)%
Other (Expense)	$(1,792,140)	(3.12)%	$(4,515,625)	(13.64)%
Net Income (Loss)	$6,961,799	12.12%	$(10,023,051)	(30.28)%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
The following table shows the sources of our revenue for the three months ended December 31, 2009 and 2008.

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues

Ethanol Sales	$48,564,366	84.56%	$27,222,236	82.23%
Dried Distillers Grains Sales	$8,438,770	14.69%	$5,838,497	17.63%
Wet Distillers Grains Sales	$426,954	0.74%	44,898	0.14%
Other Revenue	$4,427	0.01%	(443)	0.00%

Total Revenues	$57,434,517	100.00%	$33,105,188	100.00%

Our ethanol revenue has increased sharply during the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008 as a result of increased production and increased per gallon sales prices. We sold approximately 22,410,000 gallons of ethanol during the three month period ended December 31, 2009 at an average price of $2.17 per gallon, compared to 16,942,104 gallons of ethanol sold during the three month period ended December 31, 2008 at an average price of $1.61 per gallon.
Our distillers grain revenue also increased compared to the three month period ended December 31, 2008. We produced approximately 62,000 tons of dried distillers grains and approximately 24,000 tons of wet distillers grains, which is an increase of approximately 41,000 tons compared to the quarter ended December 31, 2008. In addition to the increase in distillers grains production we also experienced an increase in the sales price of our dried distillers grains of approximately 13.2%. Our average selling price for our dried distillers grains and our wet distillers grains for our quarter ended December 31, 2009 was approximately $136.00 per ton and $18.00 per ton, respectively.
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
Cost of Goods Sold
Our cost of goods sold was approximately $47,490,000 or 82.69% of our revenues for the three month period ended December 31, 2009. Our two primary costs of producing ethanol and distillers grains are the cost of corn and natural gas. Approximately 74% of our cost of goods sold is attributable to corn costs and approximately 8.9% is attributable to natural gas costs. Corn prices reached historical highs in June 2008 prior to the date we commenced plant operations, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. Our average price paid for our corn feedstock for our quarter ended December 31, 2009 was approximately $4.48 per bushel.
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
At December 31, 2009 and September 30, 2009, the Company had corn contracts totaling approximately $4,690,000 and $300,000, respectively, based upon the average per bushel price.

General and Administrative Expenses
Our general and administrative expenses as a percentage of revenues were 2.07% for the three month period ended December 31, 2009, and our general and administrative expenses as a percentage of revenues were 4.32% for the three month period ended December 31, 2008. Operating expenses consist primarily of payroll, employee benefits, and professional fees and have been decreasing since beginning operations due to our ability to make our internal operations more efficient.
Operating Income (Loss)
Our income from operations for the three months ended December 31, 2009 was approximately 15.24% of our revenues, our loss for the three months ended December 31, 2008 was approximately 16.64% of our revenues. The operating income (loss) is primarily the result of our cost of goods sold relative to our revenues during these two quarters of operations. Our operating loss for our quarter ended December 31, 2008 is primarily a result of negative operating margins due to the high cost of our inputs relative to the revenue generated by the sale of our ethanol and distillers grains and our inability to operate the plant at capacity due operational issues associated with the commencement of plant operations. Our operating income for our quarter ended December 31, 2009 is primarily a result of positive operating margins from the relatively low cost of corn and relatively strong price of ethanol in conjunction with our ability to operate the plant near its capacity.
Other (Expense)
We had total other expense for the fiscal quarter ended December 31, 2009 of approximately $1,790,000 resulting primarily from our interest expense for the period. Interest expense for the period was approximately $2,130,000 which was offset by an unrealized gain of approximately $340,000 for the change in fair value of our interest rate swap agreement.
Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2009 and 2008.

	Three Months ended	Three Months ended
	December 31, 2009	December 31, 2008
Production:
Ethanol sold (gallons)	22,410,205	16,942,104
Dried distillers grains sold (tons)	61,959	44,912
Wet distillers grains sold (tons)	23,994	741
Revenues:
Ethanol average price per gallon	2.170	1.610
Dried distillers grains revenue per gallon of ethanol sold	0.385	0.340
Wet distillers grains revenue per gallon of ethanol sold	0.019	0.003
Total revenue per gallon of ethanol sold	2.574	1.954
Costs:
Corn cost per gallon of ethanol sold (including freight)	1.550	1.535
Overhead and other direct costs per gallon of ethanol sold	0.536	0.544
Total cost per gallon of ethanol sold	2.086	2.079
During the quarter ended December 31, 2009, our market price of ethanol varied between approximately $1.99 per gallon and approximately $2.36 per gallon. Our average price per gallon of ethanol was $2.17. If our average price received per gallon of ethanol had been $0.01 lower, our gross margin for the quarter would have decreased by approximately $62,000, assuming our other revenues and costs remained unchanged.

During the quarter ended December 31, 2009, the market price of dried distillers grains varied between approximately $123 per ton and approximately $148 per ton. Our average price per ton of dried distillers grains was $136. If our average price received per ton of dried distillers grains had been $1.00 lower, our gross margin for the quarter would have decreased by approximately $82,000, assuming our other revenues and costs remained unchanged.
During the quarter ended December 31, 2009, the market price of corn varied between approximately $4.05 per bushel and approximately $4.63 per bushel. Our average price per bushel of corn was $4.48. If our average price paid per bushel of corn had been $0.10 higher, our gross margin for the quarter would have decreased by approximately $1,077,000, assuming our other revenues and costs remained unchanged.
Changes in Financial Condition for the Three Months Ended December 31, 2009
We experienced an increase in our current assets at December 31, 2009 compared to our fiscal year ended September 30, 2009. As of December 31, 2009, we had been experiencing positive margins which enabled us to increase our inventory of corn and to hold additional cash. We had approximately $5,400,000 more cash on hand at December 31, 2009 compared to September 30, 2009. Additionally, at December 31, 2009 we had accounts receivable of approximately $4,590,000 compared to approximately $4,081,000 accounts receivable at September 30, 2009.
Our net property and equipment was slightly lower at December 31, 2009 compared to September 30, 2009 as a result of depreciation expense taken for the quarter. We do not expect any significant additional capital expenditures as our plant is now complete.
We experienced a decrease in our total current liabilities on December 31, 2009 compared to September 30, 2009 and also a decrease in our long-term liabilities as of December 31, 2009 compared to September 30, 2009, primarily as a result of repayment of our long-term debt and capital lease obligations in the amount of approximately $1,608,000. At December 31, 2009, we had approximately $101,074,000 outstanding in the form of long-term loans, compared to approximately $103,325,000 at September 30, 2009.
Liquidity and Capital Resources
We have completed approximately sixteen months of operations as of the filing of this report. The relative price levels of corn, ethanol and distillers grains have resulted in tight operating margins and net losses for us in our first four quarters of operations through September 30, 2009. If substantial losses return, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations. We are currently working with our senior lender to actively review proposals addressing potential liquidity constraints that may surface during our second year of operations.
As a result of fiscal year 2009 net losses, we are currently experiencing limited liquidity and have nearly exhausted the funds available under our debt facilities and do not have further commitments for additional funds from any lender. If we are unable to secure the financing necessary to satisfy our working capital needs, or if relative price levels change, our lack of available funds could cause us to scale back production at our ethanol plant or cease operations altogether. Any shutdown could be temporary or permanent depending on the cash we have available to continue operations.
The following table shows cash flows for the three months ended December, 2009 and 2008:

	Three Months Ended December 31,
	2009	2008
Net cash provided by (used in ) operating activities	$7,154,427	$(14,609,225)
Net cash (used in) investing activities	$(51,893)	$(3,506,181)
Net cash provided by (used in) financing activities	$(1,690,168)	$12,781,745
Net increase (decrease) in cash and cash equivalents	$5,412,366	$(5,333,661)
Cash and cash equivalents, end of period	$5,412,366	$2,352,317

Operating Cash Flows. We experienced a significant increase in net cash provided by operating activities during the three months ended December 31, 2009 compared to the same period of 2008. This increase in net cash provided by operating activities was primarily a result of the significant increase in net income we experienced during the three months ended December 31, 2009. Cash provided by operating activities was approximately $7,154,000 for the three months ended December 31, 2009 compared to $14,609,000 of cash used in operations for the same period in 2008. Our net income from operations for the three months ended December 31, 2009 was approximately $6,962,000 due to the favorable market conditions the ethanol industry experienced.
Investing Cash Flows. Cash used in investing activities was approximately $52,000 for the three months ended December 31, 2009. This amount is small when compared to the $3,500,000 used in investing activities for three months ended December 31, 2008, when we finished investing in our property and equipment to complete the plant.
Financing Cash Flows. Cash used in financing activities was approximately $1,690,000 for the three months ended December 31, 2009 primarily for the repayment of long term debt and capital lease obligations. During our three months ended December 31, 2008 we borrowed approximately $12,780,000 to fund our property and equipment as well as our working capital.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2009 and assuming we have the liquidity necessary to operate the plant at nameplate capacity, we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant. We expect to be able to satisfy our cash requirements for the next 12 months using only our revolving line of credit, senior credit facility, and earnings from operations.
Senior Credit Facility
On November 20, 2007, First United and Southwest Georgia Ethanol, LLC (“SWGE”), our wholly owned subsidiary, entered into a senior credit agreement with WestLB that provides for (1) a construction loan facility in an aggregate amount of up to $100,000,000 which converted to a term loan on February 20, 2009 (the “Conversion Date”) which matures on February 20, 2015 (the “Final Maturity Date”); and (2) a working capital loan in an aggregate amount of up to $15,000,000 which matures on February 20, 2010. On February 19, 2010 WestLB agreed to extend the maturity date on our working capital loan to February 20, 2011. The primary purpose of the senior credit facility was to finance the construction and operation of our ethanol plant.
The principal amount of the term loan facility is payable in quarterly payments ranging from $1,500,000 to $1,600,000 beginning September 30, 2009, and the remaining principal amounts are fully due and payable on the Final Maturity Date. We made the first quarterly term loan payment of $1,500,000 due in September 2009. However, if we are unable to make this quarterly payment in the future our lender may not issue a temporary waiver for non-compliance with the terms of our senior credit agreement and deem us to be in default of our loans.
As of February 8, 2010 our working capital loans exceeded our borrowing base by $2,703,000 and we were not able to repay that amount to WestLB so we were not able to deliver an acceptable borrowing base certificate. Accordingly, we requested a waiver of any required prepayment arising under section 3.10(d) of the senior credit agreement and a waiver of section 7.03(n), the covenants requiring us to repay the difference between our working capital loan outstanding and our borrowing base and to report our borrowing base calculations to WestLB. On February 19, 2010, WestLB and our lending syndicate granted us a waiver of these covenants through March 15, 2010 so long as our working capital loans do not exceed our borrowing base by more than $4,500,000. WestLB and our lending syndicate have indicated a willingness to work with us to address our loan covenant compliance issues; however, at any time our lender could decide not to grant a waiver. If we fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.
As of December 31, 2009, we had an outstanding term loan balance of approximately $97,000,000 and had $13,784,129 outstanding on the $15,000,000 working capital loan.

Subordinated Debt
On November 30, 2006, we closed a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. We signed a promissory note, which is collateralized by our assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. We are required to maintain a debt service reserve with the Bond Trustee in the amount of $1,180,000. During the quarter ending December 31, 2007, we drew approximately $8,162,000 from the Bond Trustee account to pay for construction costs. The Bond Trustee made the annual interest and principal payment to the bond holders of approximately $1,339,000 in December 2009. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents on our consolidated balance sheet. The subordinated debt is a 15 year note with principal payments to be made to bond holders each December. The principal payment due in December 2010 is $635,000.
On June 30, 2009 we agreed on the amount due to Fagen, Inc. for retainage withheld under our design-build contract. As consideration for Fagen, Inc.’s completion of our facility, we executed a subordinated promissory note dated June 30, 2009 in favor of Fagen, Inc. in the amount of approximately $4,000,000. The first principal payment of $500,000 was due September 30, 2009 and annual principal payments of $1,738,772 are due June 30, 2010 and June 30, 2011. The note is subordinated to the WestLB debt agreement, which currently prohibits the Company from making any principal payments on the schedule described above.
Other Notes Payable
We have financed the acquisition of certain equipment through two notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $185,922 as of December 31, 2009.
Our long-term debt outstanding as of December 31, 2009 is summarized as follows:

West LB Term Loan, variable interest rates from 4.03% to 7.81%	$97,000,000
Subordinated Fagen Note, interest rate of 4.0% through June 20, 2010 and 8% thereafter	3,977,545
Subordinated debt facility, interest rate of 7.5%	9,250,000
Notes payable John Deere Credit, interest rate of 5.3%	185,922

110,413,467
Less current portion	(9,339,578)

Long-term debt outstanding as of December 31, 2009	$101,073,889

Debt Covenants
We are required to repay the amount that our working capital loan outstanding exceeds our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and is calculated on a monthly basis. In furtherance of these calculations, section 7.03(n) requires us to deliver to our lender a borrowing base certificate setting for the data necessary to make the borrowing base calculations. As of February 8, 2010 our working capital loans exceeded our borrowing base by $2,703,000 and we were not able to repay that amount to WestLB so we were not able to deliver an acceptable borrowing base certificate. Accordingly, we requested a waiver of any required prepayment arising under section 3.10(d) of the senior credit agreement and a waiver of section 7.03(n), the covenants requiring us to repay the difference between our working capital loan outstanding and our borrowing base and to report our borrowing base calculations to WestLB. On February 19, 2010, WestLB and our lending syndicate granted us a waiver of these covenants through March 15, 2010 so long as our working capital loans do not exceed our borrowing base by more than $4,500,000. WestLB and our lending syndicate have indicated a willingness to work with us to address our loan covenant compliance issues; however, at any time our lender could decide not to grant a waiver. If we fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.

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
As of December 31, 2009, we had cash corn contracts totaling approximately $4,690,000.
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
Impairment Analysis
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at December 31, 2009.
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
Our management, including our Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of December 31, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In April 2008, Air Liquide Industrial U.S., LP (“Air Liquide”) brought an action against First United Ethanol and Southwest Georgia Ethanol in U.S. District Court for the Middle District of Georgia Albany Division. Air Liquide alleges that it has an agreement to purchase carbon dioxide gas from First United Ethanol and Southwest Georgia Ethanol and is requesting specific performance of the purported contractual obligations or, in the alternative, damages for breach of the purported contract. On February 16, 2010, Air Liquide proposed a dismissal with prejudice and First United Ethanol and Southwest Georgia Ethanol have agreed to the dismissal of the case. It is expected that the dismissal will be finalized by March 1, 2010.

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
Risks Relating to Our Business
We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have been involved in discussions with our primary lender, WestLB, regarding certain past and potential future non-compliance with our loan covenants that have resulted from current conditions in the ethanol industry and our financial condition. Under the terms of our senior credit agreement with WestLB, we are required to repay the amount that our working capital loans outstanding exceed our borrowing base. Our borrowing base is 80% of the value of certain accounts receivable and certain inventory owned by FUEL and calculated on a monthly basis. As of February 8, 2010 our working capital loans exceeded our borrowing base by $2,703,000 and we were not able to repay that amount to WestLB so we were not able to deliver an acceptable borrowing base certificate. Accordingly, we requested a waiver of any required prepayment arising under section 3.10(d) of the senior credit agreement and a waiver of section 7.03(n), the covenants requiring us to repay the difference between our working capital loan outstanding and our borrowing base and to report our borrowing base calculations to WestLB. On February 19, 2010, WestLB and our lending syndicate granted us a waiver of these covenants through March 15, 2010 so long as our working capital loans do not exceed our borrowing base by more than $4,500,000. WestLB and our lending syndicate have indicated a willingness to work with us to address our loan covenant compliance issues; however, at any time our lender could decide not to grant a waiver. If we fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.
We may require additional debt financing to continue to operate our ethanol plant which may not be available and may result in our inability to operate the ethanol plant profitably. We currently have a revolving line of credit with WestLB of $15,000,000, however, we periodically reach our borrowing limit on our line of credit. We use our revolving line of credit primarily for working capital purposes including purchasing corn and other inputs necessary for ethanol production. Due to current conditions in the credit markets, we may not be able to secure such additional financing. If we are unable to secure the additional financing, we may be forced to shut down the ethanol plant or reduce ethanol production at the plant, either on a short term basis or permanently. This may reduce or eliminate the value of our units.
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

FIRST UNITED ETHANOL, LLC

Date: February 19, 2010	/s/ Murray Campbell Murray Campbell
Chief Executive Officer

Date: February 19, 2010	/s/ Lawrence Kamp Lawrence Kamp
Chief Financial Officer