Form 10-Q
period 2010-03-31
FIRST UNITED ETHANOL LLC
filed 2010-06-08
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2010 there were 81,984 membership units outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,402,604	$—
Trade and other accounts receivable, net of allowance for doubtful accounts of approximately $45,000 and $53,500, respectively	3,885,615	4,080,745
Due from broker	323,593	109,700
Inventory	7,630,250	7,619,273
Other assets	462,941	75,714

Total current assets	13,705,003	11,885,432

PROPERTY AND EQUIPMENT
Office building, furniture and equipment	1,085,931	1,080,985
Land and improvements	2,508,148	2,508,148
Plant buildings and equipment	161,386,335	161,289,145

	164,980,414	164,878,278
Less accumulated depreciation	(13,209,449)	(8,840,707)

	151,770,965	156,037,571

RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	2,985,115	4,269,662

FINANCING COSTS, net of amortization of $2,410,325 and $1,876,558	4,207,809	4,483,577

TOTAL ASSETS	$172,668,892	$176,676,242

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$—	$81,555
Revolving line of credit	13,784,129	13,784,129
Current portion of long-term debt	9,339,578	9,204,578
Current portion of capital lease obligations	1,025,393	1,019,029
Current portion of interest rate swap liability	674,095	817,718
Accounts payable and accrued expenses	4,706,278	9,243,647
Accrued interest	388,034	615,625
Derivative financial instruments	20,135	61,325

Total current liabilities	29,937,642	34,827,606

INTEREST RATE SWAP LIABILITY	505,572	954,004

CAPITAL LEASE OBLIGATIONS	2,880,821	3,073,996

LONG-TERM DEBT	99,457,547	103,325,017

TOTAL LIABILITIES	132,781,582	142,180,623

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 81,984 units issued and outstanding	77,324,526	77,226,361
Accumulated deficit	(37,437,216)	(42,730,742)

Total members’ equity	39,887,310	34,495,619

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$172,668,892	$176,676,242

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months Ended	Six months ended	Six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$51,017,401	$43,057,524	$108,451,918	$76,162,712
Cost of goods sold	49,810,521	47,591,002	97,300,934	84,774,400

Gross profit (loss)	1,206,880	(4,533,478)	11,150,984	(8,611,688)

General and administrative expenses	1,062,210	1,231,244	2,252,375	2,660,460

Operating income (loss)	144,670	(5,764,722)	8,898,609	(11,272,148)

Other income (expense)
Unrealized gain (loss) on interest rate swap	250,653	333,443	592,055	(1,660,841)
Interest expense	(2,067,790)	(2,506,754)	(4,201,566)	(5,031,363)
Interest income	4,194	517	4,428	3,785

	(1,812,943)	(2,172,794)	(3,605,083)	(6,688,419)

Net income (loss)	$(1,668,273)	$(7,937,516)	$5,293,526	$(17,960,567)

Net income (loss) per unit (Basic and Diluted)	$(20.35)	$(103.61)	$64.57	$(234.44)

Weighted average units outstanding	81,984	76,610	81,984	76,610

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,293,526	$(17,960,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,368,742	4,033,501
Amortization	533,768	497,054
Non-cash compensation expense	98,165	55,182
Unrealized (gains) losses on interest rate swap	(592,055)	1,712,606
Recovery of doubtful receivables	(8,500)	—
Changes in assets and liabilities:
(Increase) decrease in trade and other accounts receivable	203,630	(6,334,059)
(Increase) in due from broker	(213,893)	(143,263)
(Increase) in inventory	(10,977)	(1,806,503)
(Increase) decrease in other assets	(387,227)	1,059,704
Increase (decrease) in accounts payable and accrued expenses	(4,537,369)	836,379
Increase (decrease) in accrued interest payable	511,159	(680,318)
Increase in deferred revenue	—	5,777
(Decrease) in derivative financial instruments	(41,190)	—

Net cash provided by (used in) operating activities	5,217,779	(18,724,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(50,000)	—
Purchase of property and equipment, net of returns	(102,136)	(4,340,676)

Net cash (used in) investing activities	(152,136)	(4,340,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	18,988,632
Payment of financing costs	(258,000)	—
Repayment of long-term debt and capital lease obligations	(3,319,281)	(44,259)
Proceeds from revolving line of credit	—	2,384,129
Release (funding) of restricted cash balance	(4,203)	(352,887)
Excess of outstanding checks over bank balance	(81,555)	—

Net cash provided by (used in) financing activities	(3,663,039)	20,975,615

Increase (decrease) in cash and cash equivalents	1,402,604	(2,089,568)

Cash and cash equivalents, beginning of period	—	7,685,978

Cash and cash equivalents, end of period	$1,402,604	$5,596,410

Supplemental disclosure of cash flow information
Cash paid for interest	$3,895,389	$5,964,627

Supplemental disclosure of non-cash investing and financing activities
Repayment of notes and interest payable paid by Bond Trustee	$1,338,750	$900,000
Sales tax refund applied to property & equipment	—	1,070,603
Deferred revenue applied to property & equipment	—	50,000
See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
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
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
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
Notes to Consolidated Financial Statements (Unaudited)
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at March 31, 2010.
Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations. The primary risks that the Company manages by using forward or derivative instruments are price risk on anticipated purchases of corn and natural gas.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.
To ensure an adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and its major suppliers. At March 31, 2010 and September 30, 2009, the Company had corn contracts totaling approximately $9,271,000 and $300,000, respectively, based upon the average per bushel price.
The Company has also managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at March 31, 2010 and September 30, 2009 was $36,457,205 and $47,508,877, respectively. The effect of the swap is to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance. The swap is designated as a non-hedge derivative and is accounted for as market to market. The estimated fair value of this agreement at March 31, 2010 and September 30, 2009, was a liability of approximately $1,179,667 and $1,772,000.
Derivatives not designated as hedging instruments at March 31, 2010 and September 30, 2009 were as follows:

	Balance Sheet Classification	March 31, 2010	September 30, 2009
Futures and options contracts	(Current Liabilities)	$(20,135)	$(61,325)
Interest rate swap	(Current Liabilities)	674,095	817,718
Interest rate swap	(Non-Current Liabilities)	505,572	954,004

	Statement of	Six months	Six months	Three months	Three months
	Operations	March 31,	March 31,	March 31,	March 31,
	Classification	2010	2009	2010	2009
Net realized and unrealized gains (losses)	Revenues	(52,272)	—	(52,272)	—
related to futures and options contracts	Cost of Goods Sold	$38,696	$1,279,000	151,146	227,000
Net realized and unrealized (losses) related to the interest rate swap	Other non-operating (expense)	(262,141)	(2,124,452)	(147,339)	(77,209)
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
Net Income (Loss) per Membership Unit
For purposes of calculating basic and diluted net income (loss) per member unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue and are weighted by days outstanding.
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
Reclassification
Certain items in the consolidated statements of operations and balance sheet have been changed to conform to classification adopted for the six months ended March 31, 2010 with no effect on net income or members’ equity.
NOTE 2. INVENTORIES
A summary of inventories at March 31, 2010 and September 30, 2009 is as follows:

	March 31, 2010	September 30, 2009

Corn	$3,627,013	$3,958,543
Denaturant and chemical supplies	430,962	287,640
Work in process	1,287,000	1,095,000
Ethanol	1,940,400	1,649,895
Distiller grains	344,875	628,195

Total	$7,630,250	$7,619,273

NOTE 3. RELATED PARTIES
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.2% of the outstanding units. In addition, the Company has a subordinated promissory note due Fagen, Inc. in the amount of $3,977,545 as of March 31, 2010 and September 30, 2009.
The Company purchased corn at market prices in the amount of $770,974 and $826,143 for the three months and $1,502,394 and $946,007 for the six months ending March 31, 2010 and 2009, respectively, from certain Directors in the normal course of business.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in property and equipment as of March 31, 2010 and September 30, 2009. Accumulated depreciation totaled $23,648 and $15,766 as of March 31, 2010 and September 30, 2009, respectively.
The Company entered into an Excess Facilities Charge Agreement with Georgia Power Company in which Georgia Power installed a power substation to augment the Company’s power system. The cost of the substation is charged to the Company over a three year period requiring annual payments of principal and interest totaling $686,309 beginning June 30, 2009. The Company has accounted for this agreement as a capital lease. The present value of future payments due under the lease of $1,834,512 is included in property and equipment as of March 31, 2010 and September 30, 2009. Accumulated depreciation totaled $137,586 and $91,726 as of March 31, 2010 and September 30, 2009, respectively.
The Company also entered into a Natural Gas Facilities Agreement with the City of Camilla for a high pressure gas main to serve the plant and purchase natural gas from the City of Camilla. The City of Camilla owns and operates the gas main and leases its usage to the Company. The agreement calls for a monthly facilities charge, in addition to the normal consumption charges, equal to the cost of the installation of the gas main over an 80 month period beginning June 2009 and requiring principal and interest payments of approximately $43,000 each month. The Company has accounted for the facilities lease charges as a capital lease. The asset present value of future payments under the lease of $2,777,960 is included in property and equipment as of March 31, 2010 and September 30, 2009. Accumulated depreciation totaled $208,346 and $138,898 as of March 31, 2010 and September 30, 2009.
A summary of capital leases as of March 31, 2010 and September 30, 2009 is as follows:

	March 31, 2010	September 30, 2009

De Lage Landen Financial Services, 60 months, interest rate of 7.5%	$111,829	$126,327
Georgia Power Substation lease, 36 months, interest rate of 5.85%	1,299,364	1,299,364
Natural Gas Facilities lease, 80 months, interest rate of 6.59%	2,495,021	2,667,334

	3,906,214	4,093,025
Less current portion	(1,025,393)	(1,019,029)

	$2,880,821	$3,073,996

The Company also entered into operating leases with Trinity Industries Leasing Company for the use of tanker cars. The tanker car leases expire November 2017. During the year ended September 30, 2009, the Company determined that a portion of the tanker cars under the non-cancelable leases will not be utilized and have no future benefit. Accordingly, the Company recorded a liability and a charge to income in the amount $745,000 for the future lease payments associated with the unused tanker cars. The remaining accrual as of March 31, 2010 is approximately $373,000. In February and March of 2010, the Company signed sublease agreements for a portion of the cars through December 2010 and March 2012 and recorded sublease income for the three and six months ended March 31, 2010 of approximately $143,000.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5. DEBT FINANCING ARRANGEMENTS
The Company’s long-term debt outstanding as of March 31, 2010 and September 30, 2009 is summarized as follows:

	March 31, 2010	September 30, 2009

West LB Term Loan, variable interest rates from 4.00% to 7.81%, described below	$95,400,000	$98,500,000
Subordinated Fagen note, 4% through June 30, 2010 and 8% thereafter	3,977,545	3,977,545
Subordinated debt facility, interest rate of 7.5%, described below	9,250,000	9,850,000
Notes payable John Deere Credit, interest rate of 5.3%, described below	169,580	202,050

	108,797,125	112,529,595
Less current portion	(9,339,578)	(9,204,578)

	$99,457,547	$103,325,017

West LB Credit Arrangement — Senior Debt
SWGE entered into a senior credit agreement that provided for (1) a construction loan facility in an aggregate amount of up to $100,000,000, which converted to a term loan on February 20, 2009 (“Conversion Date”), (2) a term loan facility in an aggregate amount of up to $100,000,000 which matures on February 20, 2015 (the “Final Maturity Date”); and (3) a working capital loan in an aggregate amount of up to $15,000,000 which matures February 20, 2011. The primary purpose of the credit facility was to finance the construction and operation of the Company’s ethanol plant.
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
As of March 31, 2010 and September 30, 2009, the Company had drawn $13,784,129 on the $15,000,000 working capital loan.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
On June 7, 2010 the Company amended its Senior Credit Agreement and its Accounts Agreement with WestLB. Pursuant to the amended agreements, the Company is required to maintain a certain level of working capital. Pursuant to the amended loan agreements the Company is required to have a working capital deficient of $12,000,000 or less as of June 30, 2010. In the event the Company is unable to meet the level of working capital required under the amended loan agreements the Company will be assessed a five percent (5%) fee on the outstanding loans for any quarter for which it is not in compliance. This fee payment is in addition to the interest the Company is required to pay on its outstanding debt pursuant to the original loan agreements. This additional interest fee will be accrued and due February 2015, the final maturity date for the Company’s outstanding loans with West LB. Furthermore, and regardless of whether the Company has maintained the required level or working capital, the Company will be required to make an additional quarterly principal payment of $150,000 toward its outstanding working capital loan balance. This arrangement is distinct from the borrowing base formula and borrowing base certificates previously utilized to monitor compliance with the Company’s working capital loans. This amendment also removes the borrowing base default triggers from the terms of the loan, thereby removing the requirement for waivers.
Prior to signing the amended loan agreements the Company was required to repay the amount that its working capital loan outstanding exceeded its borrowing base. The Company’s borrowing base was 80% of the value of certain accounts receivable and certain inventory owned by FUEL and was calculated on a monthly basis. The Company was required to deliver to its lender a borrowing base certificate setting forth the data necessary to make the borrowing base calculations. As of April 15, 2010 the Company’s working capital loans exceeded its borrowing base by $5,280,368 and the Company was not able to repay that amount to WestLB. Accordingly, the Company requested and obtained a waiver of the loan agreement covenants requiring it to repay the difference between its working capital loan outstanding and its borrowing base. This waiver is part of the amended loan agreements dated June 7, 2010.
Subordinated Debt Facility
The Company has a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. The Company is required to maintain a debt service reserve with the Bond Trustee of at least $1,180,000. This note is subordinated to the West LB debt agreement, which currently prohibits the Company from making any debt service payments. As a result, the Bond Trustee made the annual interest and principal payment to the bond holders of approximately $1,339,000 in December 2009 from the debt service reserve. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note (maturity in December 2011) with annual principal payments each December due to the bond holders in 2010 of $635,000, in 2011 of $530,000, in 2012 of $570,000, in 2013 of $615,000, in 2014 of $660,000 and $6,240,000 thereafter.
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
Other Notes Payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years (maturity in August 2012) with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $169,580 and $202,050 as of March 31, 2010 and September 30, 2009, respectively.
NOTE 6. FAIR VALUE MEASUREMENTS
The Company’s balance sheet contains derivative financial instruments and marketable securities that are recorded at fair value on a recurring basis. The Company adopted the fair value measurements and disclosures standard, which defines a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
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
The following table summarizes fair value measurements by level at March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Investments in marketable securities, included in restricted cash	$258,461	$—	$—	$258,461

Total assets	$258,461	$—	$—	$258,461

Liabilities:
Derivative instruments:
Commodity positions	20,135			20,135
Interest rate swap	$—	$1,179,667	$—	$1,179,667

Total liabilities	$20,135	$1,179,667	$—	$1,199,802

The following table summarizes fair value measurements by level at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Investments in marketable securities, included in restricted cash	$1,597,109	$—	$—	$1,597,109

Total assets	$1,597,109	$—	$—	$1,597,109

Liabilities:
Derivative instruments:
Commodity positions	$61,235			$61,235
Interest rate swap	$—	$1,771,722	$—	$1,771,722

Total liabilities	$61,235	$1,771,722	$—	$1,833,047

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2010.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7. COMMITMENTS AND CONTINGENCIES
Liquidity
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of March 31, 2010, the Company expects operations to generate adequate cash flows to maintain operations. The assumptions assume that the Company will be able to sell all the ethanol that is produced at the plant. The Company expects to be able to satisfy our cash requirements for the next 12 months using only the revolving line of credit, senior credit facility, and earnings from operations.
On June 7, 2010 the Company amended its Senior Credit Agreement and its Accounts Agreement with WestLB. Pursuant to the amended agreements, the Company is required to maintain a certain level of working capital. Pursuant to the amended loan agreements the Company is required to have a working capital deficient of $12,000,000 or less as of June 30, 2010. In the event the Company is unable to meet the level of working capital required under the amended loan agreements the Company will be assessed a five percent (5%) fee on the outstanding loans for any quarter for which it is not in compliance. This fee payment is in addition to the interest the Company is required to pay on its outstanding debt pursuant to the original loan agreements. This additional interest fee will be accrued and due February 2015, the final maturity date for the Company’s outstanding loans with West LB. Furthermore, and regardless of whether the Company has maintained the required level or working capital, the Company will be required to make an additional quarterly principal payment of $150,000 toward its outstanding working capital loan balance. This arrangement is distinct from the borrowing base formula and borrowing base certificates previously utilized to monitor compliance with the Company’s working capital loans. This amendment also removes the borrowing base default triggers from the terms of the loan, thereby removing the requirement for waivers.
Prior to signing the amended loan agreements the Company was required to repay the amount that its working capital loan outstanding exceeded its borrowing base. The Company’s borrowing base was 80% of the value of certain accounts receivable and certain inventory owned by FUEL and was calculated on a monthly basis. The Company was required to deliver to its lender a borrowing base certificate setting forth the data necessary to make the borrowing base calculations. As of April 15, 2010 the Company’s working capital loans exceeded its borrowing base by $5,280,368 and the Company was not able to repay that amount to WestLB. Accordingly, the Company requested and obtained a waiver of the loan agreement covenants requiring it to repay the difference between its working capital loan outstanding and its borrowing base. This waiver is part of the amended loan agreements dated June 7, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2009, included in the Company’s Annual Report on Form 10-K.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;
•	Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grains and other commodities prices;
•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•	Our ability to generate sufficient liquidity to fund our debt service requirements and capital expenditures;
•	Our ability to comply with our loan covenants and to obtain waivers from our lender for any non-compliance with those covenants;
•	Our ability to secure the financing we require to maintain liquidity and operate our business;
•	The results of our hedging transactions and other risk management strategies;
•	Our inelastic demand for corn, as it is the only available feedstock for our plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;
•	The effects of mergers or consolidations in the ethanol industry;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;
•	Changes in or elimination of federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Overcapacity within the ethanol industry;
•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;
•	Our reliance on key management personnel;
•	The development of infrastructure related to the sale and distribution of ethanol; and
•	Competition in the ethanol industry and from other alternative fuel additives.
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
Our revenues are derived from the sale and distribution of our ethanol and distillers grains primarily in the southeastern United States. Our ethanol plant currently operates at or near its nameplate capacity. A significant percentage of our corn is supplied to us by train and is originated primarily from the eastern Corn Belt; however, we are able to originate an increasing percentage of our corn from local producers. Currently, approximately 93 percent of our ethanol is being shipped out of our facility by truck to local and regional blending terminals. Additionally, as of the date of this report, approximately 98.5 percent of our dried distillers grains are being shipped out of our facility by truck to local livestock and poultry operations.
There have been a number of recent developments in legislation that impacts the ethanol industry. One such development concerns the federal Renewable Fuels Standard (RFS). The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year. In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Further, certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.
In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2. Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol. Management believes that these new regulations will preclude corn based ethanol from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Currently, several lawsuits have been filed challenging the California LCFS.

Ethanol production in the United States is benefited by various tax incentives. The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC). VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline. VEETC is scheduled to expire on December 31, 2010. If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace. On December 31, 2009, the biodiesel blenders’ tax credit was allowed to expire. Recently, Congress passed legislation to reinstate the biodiesel credit until December 31, 2010. However, the bills passed by the House and Senate must be reconciled and the final bill must be signed by the President before the biodiesel blenders’ tax credit will be reinstated. If the VEETC that benefits the ethanol industry is allowed to expire, it could negatively impact demand for ethanol and may harm our financial condition.
Results of Operations for the Three Months Ended March 31, 2010 and 2009
The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$51,017,401	100.0%	$43,057,524	100.0%
Cost of Goods Sold	$49,810,521	97.6%	$47,591,002	110.5%
Gross Profit (Loss)	$1,206,880	2.4%	$(4,533,478)	(10.3%)
General and Administrative Expenses	$1,062,210	2.1%	$1,231,244	2.9%
Operating Income (Loss)	$144,670	0.3%	$(5,764,722)	(13.4%)
Other Expense	$(1,812,943)	(3.6%)	$(2,172,794)	(5.1%)
Net (Loss)	$(1,668,273)	(3.3%)	$(7,937,516)	(18.4%)
Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
The following table shows the sources of our revenue for the three months ended March 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$42,338,069	83.0%	$34,776,651	80.8%
Dried Distillers Grains Sales	8,084,113	15.8%	8,169,246	19.0%
Wet Distillers Grains Sales	638,898	1.3%	112,029	0.3%
Other Revenue	(43,679)	(0.1%)	(402)	(—)%
Total Revenues	$51,017,401	100.0	$43,057,524	100.0%
Our ethanol revenue has increased sharply during the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009 as a result of increased production and increased per gallon sales prices. We sold approximately 22,900,000 gallons of ethanol during the three month period ended March 31, 2010 at an average price of $1.85 per gallon, compared to approximately 21,500,000 gallons of ethanol sold during the three month period ended March 31, 2009 at an average price of $1.61 per gallon.
Our distillers grain revenue also increased during the three month period ended March 31, 2010 compared to the same period in 2009. We sold approximately 59,000 tons of dried distillers grains and approximately 29,000 tons of wet distillers grains, which is an increase of approximately 23,000 tons compared to the quarter ended March 31, 2009. In addition to the increase in distillers grains production and sales we also experienced an increase in the sales price of our dried distillers grains of approximately 7 percent. Our average selling price for our dried distillers grains and our wet distillers grains for our quarter ended March 31, 2010 was approximately $136.00 per ton and $22.00 per ton, respectively.

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
Cost of Goods Sold
Our cost of goods sold was approximately $49,800,000 or 97.6 percent of our revenues for the three month period ended March 31, 2010, compared to approximately $47,600,000 or 110.5 percent of our revenues for the three month period ended March 31, 2009. Our two primary costs of producing ethanol and distillers grains are the cost of corn and natural gas. Approximately 74 percent of our cost of goods sold is attributable to corn costs and approximately 9 percent is attributable to natural gas costs. Corn prices reached historical highs in June 2008 prior to the date we commenced plant operations, but corn prices have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. Our average price paid for our corn feedstock for our quarter ended March 31, 2010 was approximately $4.61 per bushel.
Our other costs of goods sold include denaturant, process chemicals, electricity, transportation, and direct labor. Together these costs represent approximately 17 percent of our cost of goods sold. We do not anticipate these costs to be as volatile as our corn and natural gas expenses. However, our transportation, electrical and denaturant costs are directly tied to the price of energy generally and, therefore, may fluctuate along with the price of petroleum based energy products.
At March 31, 2010 and September 30, 2009, the Company had corn contracts totaling approximately $9,270,000 and $300,000, respectively, based upon the average per bushel price.
General and Administrative Expenses
Our general and administrative expenses as a percentage of revenues were 2.1 percent for the three month period ended March 31, 2010, and our general and administrative expenses as a percentage of revenues were 2.9 percent for the three month period ended March 31, 2009. General and administrative expenses consist primarily of payroll, employee benefits, and professional fees. Our general and administrative expenses have been decreasing since beginning operations due to our ability to make our internal operations more efficient.
Operating Income (Loss)
Our income from operations for the three months ended March 31, 2010 was 0.3 percent of our revenues, our loss for the three months ended March 31, 2009 was 13.4 percent of our revenues. The operating income (loss) is primarily the result of our cost of goods sold relative to our revenues during these two quarters of operations. We had an operating loss for the quarter ended March 31, 2009 because we had high input prices relative to our ethanol and distillers grains revenues. In addition, we were unable to operate the plant at full capacity because of operational issues involved during plant start-up. As a result, we had negative operating margins for the quarter ended March 31, 2009. For the quarter ended March 31, 2010 we were able to produce modest operating income because we were able to pay less for corn and received higher prices for our ethanol. In addition, our plant was operating at or near full capacity.

Other (Expense)
We had total other expense for the quarter ended March 31, 2010 of approximately $1,800,000 resulting primarily from our interest expense for the period. Interest expense for the period was approximately $2,100,000 which was offset by an unrealized gain of approximately $250,000 for the change in fair value of our interest rate swap.
Additional Information
The following table shows additional information regarding production and price levels for our primary inputs and products for the three months ended March 31, 2010 and 2009.

Percentage of Increase (Decrease) for
comparison of Three Months Ended
March 31, 2010 to March 31, 2009
Production:
Ethanol sold (gallons)	6.20%
Dried distillers grains sold (tons)	(7.05%)
Wet distillers grains sold (tons)	1,934.38%
Revenues:
Ethanol average price per gallon	14.63%
Dried distillers grains revenue per gallon of ethanol sold	(6.86%)
Wet distillers grains revenue per gallon of ethanol sold	460.0%
Total revenue per gallon of ethanol sold	11.67%
Costs:
Corn cost per gallon of ethanol sold (including freight)	1.32%
Overhead and other direct costs per gallon of ethanol sold	9.51%
Total cost per gallon of ethanol sold	3.32%
During the quarter ended March 31, 2010, our market price of ethanol increased approximately 15 percent compared to the three month period ended March 31, 2009. If our average price received per gallon of ethanol had been $0.01 lower, our gross margin for the quarter would have decreased by approximately $230,000, assuming our other revenues and costs remained unchanged.
During the quarter ended March 31, 2010, the market price of dried distillers grains decreased approximately 7 percent compared to the three month period ended March 31, 2009. If our average price received per ton of dried distillers grains had been $10 lower, our gross margin for the quarter would have decreased by approximately $595,000, assuming our other revenues and costs remained unchanged.
During the quarter ended March 31, 2010, the market price of corn on a per gallon basis decreased by approximately 1.3 percent compared to the three month period ended March 31, 2009. Our average price per bushel of corn was $4.61. If our average price paid per bushel of corn had been $0.10 higher, our gross margin for the quarter would have decreased by approximately $803,000, assuming our other revenues and costs remained unchanged.

Results of Operations for the Six Months Ended March 31, 2010 and 2009
The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2010 and 2009:

	Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$108,451,918	100.0%	$76,162,712	100.0%
Cost of Goods Sold	$97,300,934	89.7%	$84,774,400	111.3%
Gross Profit (Loss)	$11,150,984	10.3%	$(8,611,688)	(11.3%)
General and Administrative Expenses	$2,252,375	2.1%	$2,660,460	3.5%
Operating Income (Loss)	$8,898,609	8.2%	$(11,272,148)	(14.8%)
Other (Expense)	$(3,605,083)	(3.3%)	$(6,688,419)	(8.8%)
Net Income (Loss)	$5,293,526	4.9%	$(17,960,567)	(23.6%)
Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2010 and 2009:

Percentage of Increase (Decrease)
For comparison of Six Months
Ended March 31, 2010 to March 31, 2009
Production:
Ethanol sold (gallons)	17.68%
Dried distillers grains sold (tons)	30.24%
Wet distillers grains sold (tons)	2,345.02%
Revenues:
Ethanol average price per gallon	24.52%
Dried distillers grains revenue per gallon of ethanol sold	0.27%
Wet distillers grains revenue per gallon of ethanol sold	487.5%
Total revenue per gallon of ethanol sold	20.97%
Costs:
Corn cost per gallon of ethanol sold (including freight)	(0.94%)
Overhead and other direct costs per gallon of ethanol sold	15.2%
Total cost per gallon of ethanol sold	2.82%
Revenues
In the six month period ended March 31, 2010, ethanol sales comprised approximately 83.8 percent of our revenues and distillers grains sales comprised approximately 16.2 percent of our revenues. For the six month period ended March 31, 2009, ethanol sales comprised approximately 81.4 percent of our revenue, without accounting for ethanol hedging, and distillers grains sales comprised approximately 18.6 percent of our revenue. Our revenues were higher for our first half of fiscal year 2010 compared to the same period of 2009 primarily as a result of our increase in ethanol production and an increase in the sales price of our ethanol.
The average ethanol sales price we received for the six month period ended March 31, 2010 was approximately 25 percent higher than our average ethanol sales price for the comparable 2009 period. Management attributes this increase in ethanol prices with the increase in commodity prices generally as a result of the gradually improving economic situation in the United States. Management anticipates the price of ethanol may increase during the second half of our 2010 fiscal year as a result of an increase in fuel demand as we move into the summer driving season which, historically, has positively affected the market prices of crude oil and gasoline.
The price we received for our dried distillers grains decreased by approximately 9 percent during the six month period ended March 31, 2010 compared to the same period of 2009. Management attributes this decrease in the price of our dried distillers grains to an decrease in the demand for our distillers grains outside of our local market area. Our local market has also experienced an increase in the supply of dried distillers grains from other sources which has placed downward pressure on the price we receive for our distillers grains. Finally, the price of dried distillers grains changes in proportion to the price of corn, which has decreased in the six month period ended March 31, 2010. Accordingly, we anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.

Cost of Sales
Our costs of goods sold as a percentage of revenues were approximately 90 percent for the six month period ended March 31, 2010 compared to approximately 111 percent for the same period of 2009. Our two largest costs of production are corn (74 percent of cost of goods sold for our six months ended March 31, 2010) and natural gas (9 percent of cost of goods sold for our six months ended March 31, 2010). Our cost of goods sold increased by approximately 15 percent in the six months ended March 31, 2010, compared to the six months ended March 31, 2009, and our revenue for the same period increased by approximately 42 percent. This increase in the cost of goods sold is primarily a result of steady corn prices combined with an increase in the volume of corn processed at our facility.
General and Administrative Expenses
Our general and administrative expenses as a percentage of revenues were significantly lower for the six month period ended March 31, 2010 than they were for the same period ended March 31, 2009. These percentages were approximately 2.0 percent and approximately 3.5 percent for the six months ended March 31, 2010 and 2009, respectively. This decrease in general and administrative expenses is primarily due to a decrease in legal fees and the costs associated with the initial training of our personnel during the first few months of plant operations. Our management and staff has also increased operating efficiencies and made a concerted effort to lower our general and administrative expenses. We expect that going forward our general and administrative expenses will remain relatively steady.
Operating Income (Loss)
Our income from operations for the six months ended March 31, 2010 was approximately 8.2 percent of our revenues compared to loss of approximately 14.8 percent of our revenues for the six months ended March 31, 2009. This increase in our profitability is primarily due to the increase of approximately $0.40 per gallon in the price we received for our ethanol for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Ethanol revenue was very strong during the first quarter of this fiscal year.
Other (Expense)
Other expense for the six months ended March 31, 2010, was approximately 3.3 percent of our revenue and totaled approximately $3,600,000. Other expense for the six months ended March 31, 2009 totaled approximately $6,688,000 and was approximately 8.8 percent of our revenues. The decrease is attributable to less interest expense and favorable unrealized gains on our interest rate swap. Interest expense for the six months ended March 31, 2010, was approximately $4,200,000. Interest expense for the six months ended March 31, 2009 was approximately $5,000,000. This reduction in interest expense is due primarily to a reduction in our outstanding debt.
Changes in Financial Condition for the Six Months Ended March 31, 2010 and 2009
We experienced an increase in our current assets at March 31, 2010 compared to our fiscal year ended September 30, 2009. As of March 31, 2010, we had been experiencing positive margins which enabled us to increase our inventory of corn and to hold additional cash. We had approximately $1,400,000 more cash on hand at March 31, 2010 compared to September 30, 2009. However, at March 31, 2010 we had accounts receivable of approximately $3,886,000 compared to approximately $4,081,000 of accounts receivable at September 30, 2009.
Our net property and equipment was slightly lower at March 31, 2010 compared to September 30, 2009 as a result of depreciation expense taken for the six months ended March 31, 2010. We do not expect any significant additional capital expenditures as our plant is now complete.
We experienced a decrease in our total current liabilities on March 31, 2010 compared to September 30, 2009 and also a decrease in our long-term liabilities as of March 31, 2010 compared to September 30, 2009, primarily as a result of principal payments made on our long-term debt. At March 31, 2010, we had approximately $99,450,000 outstanding in the form of long-term loans, compared to approximately $103,300,000 at September 30, 2009.

Liquidity and Capital Resources
We have completed approximately eighteen months of operations as of the filing of this report. The relative price levels of corn, ethanol and distillers grains have resulted in tight operating margins and net losses for us in our first quarters of operations through March 31, 2010. If substantial losses return, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations. We are currently working with our senior lender to actively review proposals addressing potential liquidity constraints that may surface during our second year of operations.
On June 7, 2010 we amended our Senior Credit Agreement and our Accounts Agreement with WestLB. Pursuant to the amended agreements, we are required to maintain a certain level of working capital. Pursuant to the amended loan agreements we are required to have a working capital deficient of $12,000,000 or less as of June 30, 2010. In the event we are unable to meet the level of working capital required under the amended loan agreements we will be assessed a five percent (5%) fee on the outstanding loans for any quarter we are not in compliance. This fee payment is in addition to the interest we are required to pay on our outstanding debt pursuant to our original loan agreements. This additional interest fee will be accrued and due February 2015, the final maturity date our outstanding loans with West LB. Furthermore, and regardless of whether we have maintained the required level or working capital, we will be required to make an additional quarterly principal payment of $150,000 toward our outstanding working capital loan balance. This arrangement is distinct from the borrowing base formula and borrowing base certificates previously utilized to monitor compliance with our working capital loans. This amendment also removes the borrowing base default triggers from the terms of the loan, thereby removing the requirement for waivers.
Prior to signing the amended loan agreements we were required to repay the amount that our working capital loan outstanding exceeded our borrowing base. Our borrowing base was 80% of the value of certain accounts receivable and certain inventory owned by FUEL and was calculated on a monthly basis. We were required to deliver to our lender a borrowing base certificate setting forth the data necessary to make the borrowing base calculations. As of April 15, 2010 our working capital loans exceeded our borrowing base by $5,280,368 and we were not able to repay that amount to WestLB. Accordingly, we requested and obtained a waiver of the loan agreement covenants requiring us to repay the difference between our working capital loan outstanding and our borrowing base. This waiver is part of the amended loan agreements dated June 7, 2010 and we are currently in compliance with all aspects our loan agreements.
The following table shows cash flows for the six months ended March 31, 2010 and 2009:

	Six Months Ended March 31
	2010	2009
Net cash provided by (used in) operating activities	$5,217,779	$(18,724,507)
Net cash (used in) investing activities	$(152,136)	$(4,340,676)
Net cash provided by (used in) financing activities	$(3,663,039)	$20,975,615
Net increase (decrease) in cash and cash equivalents	$1,402,604	$(2,089,568)
Cash and cash equivalents, end of period	$1,402,604	$5,596,410
Operating Cash Flows: We experienced a significant increase in net cash provided by operating activities during the six months ended March 31, 2010 compared to the same period of 2009. This increase in net cash provided by operating activities was primarily a result of the significant increase in net income we experienced during the six months ended March 31, 2010. Cash provided by operating activities was approximately $5,218,000 for the six months ended March 31, 2010 compared to $18,725,000 of cash used in operations for the same period in 2009. Our net income from operations for the six months ended March 31, 2010 was approximately $5,294,000 due to the favorable market conditions the ethanol industry experienced.
Investing Cash Flows: Cash used in investing activities was approximately $152,000 for the six months ended March 31, 2010. This amount is small when compared to the $4,341,000 used in investing activities for six months ended March 31, 2009, when we finished investing in our property and equipment to complete the plant.

Financing Cash Flows: Cash used in financing activities was approximately $3,663,000 for the six months ended March 31, 2010 and was primarily for the repayment of long-term debt and capital lease obligations. During our six months ended March 31, 2009 we received notes and line of credit proceeds of approximately $21,000,000 to fund our property and equipment as well as our working capital.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of March 31, 2010 and assuming we have the liquidity necessary to operate the plant at nameplate capacity, we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant. We expect to be able to satisfy our cash requirements for the next 12 months using only our revolving line of credit, senior credit facility, and earnings from operations.
Senior Credit Facility
On November 20, 2007, First United and Southwest Georgia Ethanol, LLC (“SWGE”), our wholly owned subsidiary, entered into a senior credit agreement with WestLB that provides for (1) a construction loan facility in an aggregate amount of up to $100,000,000 which converted to a term loan on February 20, 2009 (the “Conversion Date”) which matures on February 20, 2015 (the “Final Maturity Date”); and (2) a working capital loan in an aggregate amount of up to $15,000,000 which matures on February 20, 2011. The primary purpose of the senior credit facility was to finance the construction and operation of our ethanol plant.
The principal amount of the term loan facility is payable in quarterly payments ranging from $1,500,000 to $1,600,000, and the remaining principal amounts are fully due and payable on the Final Maturity Date. We made the first two quarterly term loan payments of $1,500,000 and $1,600,000 as of March 31, 2010. However, if we are unable to make this quarterly payment in the future our lender may deem us to be in default of our loans.
On June 7, 2010 we amended our Senior Credit Agreement and our Accounts Agreement with WestLB. Pursuant to the amended agreements, we are required to maintain a certain level of working capital. Pursuant to the amended loan agreements we are required to have a working capital deficient of $12,000,000 or less as of June 30, 2010. In the event we are unable to meet the level of working capital required under the amended loan agreements we will be assessed a five percent (5%) fee on the outstanding loans for any quarter we are not in compliance. This fee payment is in addition to the interest we are required to pay on our outstanding debt pursuant to our original loan agreements. This additional interest fee will be accrued and due February 2015, the final maturity date our outstanding loans with West LB. Furthermore, and regardless of whether we have maintained the required level or working capital, we will be required to make an additional quarterly principal payment of $150,000 toward our outstanding working capital loan balance. This arrangement is distinct from the borrowing base formula and borrowing base certificates previously utilized to monitor compliance with our working capital loans. This amendment also removes the borrowing base default triggers from the terms of the loan, thereby removing the requirement for waivers.
Prior to signing the amended loan agreements we were required to repay the amount that our working capital loan outstanding exceeded our borrowing base. Our borrowing base was 80% of the value of certain accounts receivable and certain inventory owned by FUEL and was calculated on a monthly basis. We were required to deliver to our lender a borrowing base certificate setting forth the data necessary to make the borrowing base calculations. As of April 15, 2010 our working capital loans exceeded our borrowing base by $5,280,368 and we were not able to repay that amount to WestLB. Accordingly, we requested and obtained a waiver of the loan agreement covenants requiring us to repay the difference between our working capital loan outstanding and our borrowing base and to report our borrowing base calculations to WestLB. This waiver is part of the amended loan agreements dated June 7, 2010 and we are currently in compliance with all aspects our loan agreements.

Subordinated Debt
On November 30, 2006, we closed a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. We signed a promissory note, which is collateralized by our assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5 percent. We are required to maintain a debt service reserve with the Bond Trustee in the amount of $1,180,000. The Bond Trustee made the annual interest and principal payment to the bond holders of approximately $1,339,000 in December 2009. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents on our consolidated balance sheet. The subordinated debt is a 15 year note with principal payments to be made to bond holders each December. The principal payment due in December 2010 is $635,000.
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
Other Notes Payable
We have financed the acquisition of certain equipment through two notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $169,580 as of March 31, 2010.
Our long-term debt outstanding as of March 31, 2010 is summarized as follows:

West LB Term Loan, variable interest rates from 4.00% to 7.81%	$95,400,000
Subordinated Fagen Note, interest rate of 4.0% through June 20, 2010 and 8% thereafter	3,977,545
Subordinated debt facility, interest rate of 7.5%	9,250,000
Notes payable John Deere Credit, interest rate of 5.3%	169,580

108,797,125
Less current portion	(9,339,578)

Long-term debt outstanding as of March 31, 2010	$99,457,547

Debt Covenants
On June 7, 2010 we amended our Senior Credit Agreement and our Accounts Agreement with WestLB. Pursuant to the amended agreements, we are required to maintain a certain level of working capital. Pursuant to the amended loan agreements we are required to have a working capital deficient of $12,000,000 or less as of June 30, 2010. In the event we are unable to meet the level of working capital required under the amended loan agreements we will be assessed a five percent (5%) fee on the outstanding loans for any quarter we are not in compliance. This fee payment is in addition to the interest we are required to pay on our outstanding debt pursuant to our original loan agreements. This additional interest fee will be accrued and due February 2015, the final maturity date our outstanding loans with West LB. Furthermore, and regardless of whether we have maintained the required level or working capital, we will be required to make an additional quarterly principal payment of $150,000 toward our outstanding working capital loan balance. This arrangement is distinct from the borrowing base formula and borrowing base certificates previously utilized to monitor compliance with our working capital loans. This amendment also removes the borrowing base default triggers from the terms of the loan, thereby removing the requirement for waivers.

Prior to signing the amended loan agreements we were required to repay the amount that our working capital loan outstanding exceeded our borrowing base. Our borrowing base was 80% of the value of certain accounts receivable and certain inventory owned by FUEL and was calculated on a monthly basis. We were required to deliver to our lender a borrowing base certificate setting forth the data necessary to make the borrowing base calculations. As of April 15, 2010 our working capital loans exceeded our borrowing base by $5,280,368 and we were not able to repay that amount to WestLB. Accordingly, we requested and obtained a waiver of the loan agreement covenants requiring us to repay the difference between our working capital loan outstanding and our borrowing base and to report our borrowing base calculations to WestLB. This waiver is part of the amended loan agreements dated June 7, 2010 and we are currently in compliance with all aspects our loan agreements.
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
Impairment Analysis
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at March 31, 2010.
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
Our management, including our Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of March 31, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
As of the date of this quarterly report, we are not aware of any material pending legal proceeding to which we are a party or of which any of our property is subject, other than ordinary routine litigation, if any, that is incidental to our business.

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

Risks Relating to Our Business
If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2010, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. This excise tax credit is referred to as the blenders credit and is set to expire on December 31, 2010. Although the blenders’ credit is not paid to the ethanol producer, we believe that VEETC positively impacts the price of ethanol. On December 31, 2009, the portion of VEETC that benefits the biodiesel industry was allowed to expire. This resulted in the biodiesel industry ceasing to produce biodiesel because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel. If the portion of VEETC that benefits ethanol is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are included herein:

Exhibit No.	Description

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: June 7, 2010	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer

Date: June 7, 2010	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer