Form 10-Q
period 2010-06-30
FIRST UNITED ETHANOL LLC
filed 2010-08-16
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2010 there were 81,984 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,734,708	$—
Trade and other accounts receivable, net of allowance for doubtful accounts of approximately $46,000 and $53,500, respectively	3,322,207	4,080,745
Due from broker	457	109,700
Inventory	7,500,716	7,619,273
Other assets	1,078,582	75,714

Total current assets	13,636,670	11,885,432

PROPERTY AND EQUIPMENT
Office building, furniture and equipment	1,091,395	1,080,985
Land and improvements	2,508,148	2,508,148
Plant buildings and equipment	161,421,785	161,289,145

	165,021,328	164,878,278
Less accumulated depreciation	(15,391,607)	(8,840,707)

	149,629,721	156,037,571

RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	2,779,634	4,269,662

FINANCING COSTS, net of amortization of $2,727,379 and $1,876,558	3,890,756	4,483,577

TOTAL ASSETS	$169,936,781	$176,676,242

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$—	$81,555
Revolving line of credit	13,784,129	13,784,129
Current portion of long-term debt	6,469,366	9,204,578
Current portion of capital lease obligations	1,038,445	1,019,029
Current portion of interest rate swap liability	572,016	817,718
Accounts payable and accrued expenses	6,544,103	9,243,647
Accrued interest	547,000	615,625
Deferred revenue	1,400,000	—
Derivative financial instruments	—	61,325

Total current liabilities	30,355,059	34,827,606

INTEREST RATE SWAP LIABILITY	286,008	954,004

CAPITAL LEASE OBLIGATIONS	2,772,663	3,073,996

LONG-TERM DEBT	100,711,201	103,325,017

TOTAL LIABILITIES	134,124,931	142,180,623

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 81,984 units issued and outstanding	77,373,609	77,226,361
Accumulated deficit	(41,561,759)	(42,730,742)

Total members’ equity	35,811,850	34,495,619

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$169,936,781	$176,676,242

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months	Nine months	Nine months
	ending June 30,	ending June 30,	ended June 30,	ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$43,553,273	$44,061,519	$152,005,191	$120,224,231
Cost of goods sold	44,968,975	46,262,851	142,269,909	131,037,251

Gross profit (loss)	(1,415,702)	(2,201,332)	9,735,282	(10,813,020)

General and administrative expenses	908,950	1,192,571	3,161,325	3,853,031

Operating income (loss)	(2,324,652)	(3,393,903)	6,573,957	(14,666,051)

Other income (expense)
Unrealized gain (loss) on interest rate swap	321,643	356,194	913,698	(1,304,647)
Gain (loss) on the sale of equipment	(5,815)	—	(5,815)	—
Interest expense	(2,118,860)	(2,954,655)	(6,320,426)	(7,986,018)
Interest income	3,141	4,197	7,569	7,982

	(1,799,891)	(2,594,264)	(5,404,974)	(9,282,683)

Net income (loss)	$(4,124,543)	$(5,988,167)	$1,168,983	$(23,948,734)

Net income (loss) per unit (Basic and Diluted)	$(50.31)	$(75.38)	$14.26	$(308.80)

Weighted average units outstanding	81,984	79,445	81,984	77,555

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,168,983	$(23,948,734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,550,900	6,050,252
Amortization	850,821	749,607
Non-cash compensation expense	147,248	82,758
Loss on sale of equipment	5,815	—
Unrealized (gains) losses on interest rate swap	(913,698)	1,304,647
Recovery of doubtful receivables	(7,500)	—
Changes in assets and liabilities:
Trade and other accounts receivable	766,038	(4,044,881)
Due from broker	109,243	(10,105)
Inventory	118,557	(754,716)
Other assets	(1,002,868)	1,083,221
Accounts payable and accrued expenses	(2,699,544)	(387,401)
Accrued interest payable	670,125	(342,818)
Deferred revenue	1,400,000	—
Derivative financial instruments	(61,325)	—

Net cash provided by (used in) operating activities	7,102,795	(20,218,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(50,000)	—
Proceeds received from sale of equipment	755	—
Purchase of property and equipment, net of returns	(149,620)	(3,469,014)

Net cash (used in) investing activities	(198,865)	(3,469,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	18,988,632
Payment of financing costs	(258,000)	—
Repayment of long-term debt and capital lease obligations	(5,030,945)	(66,885)
Proceeds from revolving line of credit	—	2,384,129
Proceeds from sale of units	—	2,037,550
Release (funding) of restricted cash balance	201,278	(352,969)
Excess of outstanding checks over bank balance	(81,555)	—

Net cash provided by (used in) financing activities	(5,169,222)	22,990,457

Increase (decrease) in cash and cash equivalents	1,734,708	(696,727)

Cash and cash equivalents, beginning of period	—	7,685,978

Cash and cash equivalents, end of period	$1,734,708	$6,989,251

Supplemental disclosure of cash flow information
Cash paid for interest	$5,538,230	$8,329,229

Supplemental disclosure of non-cash investing and financing activities
Repayment of notes and interest payable paid by Bond Trustee	$1,338,750	$900,000
Assets acquired under capital lease or financing arrangement	—	4,612,472
Accrued expenses reclassed to subordinated debt	—	3,977,544
Deferred revenue applied to property & equipment	—	50,000
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
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at June 30, 2010.
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
To ensure an adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and its major suppliers. At June 30, 2010 and September 30, 2009, the Company had corn contracts totaling approximately $4,838,000 and $300,000, respectively, based upon the average per bushel price.
The Company has also managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at June 30, 2010 and September 30, 2009 was $30,847,228 and $47,508,877, respectively. The effect of the swap is to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance. The swap is designated as a non-hedge derivative and is marked to market. The estimated fair value of this agreement at June 30, 2010 and September 30, 2009, was a liability of approximately $858,000 and $1,772,000.
Derivatives not designated as hedging instruments at June 30, 2010 and September 30, 2009 were as follows:

	Balance Sheet Classification	June 30, 2010	September 30, 2009
Futures and options contracts	(Current Liabilities)	$—	$(61,325)
Interest rate swap	(Current Liabilities)	572,016	817,718
Interest rate swap	(Non-Current Liabilities)	286,008	954,004

		Nine	Nine	Three	Three
	Statement of	months	months	months	months
	Operations	June 30,	June 30,	June 30,	June 30,
	Classification	2010	2009	2010	2009
Net realized and unrealized gains (losses) on future and option commodity contracts	Revenues	$(13,780)	$—	$38,492	$—

Net realized and unrealized gains on futures and option commodity contracts	Cost of Goods Sold	51,203	1,329,000	12,507	49,000

Net realized and unrealized gains (losses) related to the interest rate swap	Other non-operating (expense)	913,698	(1,304,647)	321,643	(356,194)

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured.
Revenue from the production of ethanol and related products is recorded at the time title and all risks of ownership transfer to customers, which is typically upon loading and shipping of the product shipment from the facility. Commissions are included in cost of goods sold. In addition, shipping and handling costs incurred by the Company for the sale of ethanol and related products are included in cost of goods sold.
Deferred revenue is recorded when cash has been received, but the revenue recognition process is not complete. The revenue will be recorded when persuasive evidence exists.
Interest income is recognized as earned.
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
Reclassification
Certain items in the consolidated statements of operations and balance sheet have been changed to conform to classification adopted for the nine months ended June 30, 2010 with no effect on net income or members’ equity.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
NOTE 2. INVENTORIES
A summary of inventories at June 30, 2010 and September 30, 2009 is as follows:

	June 30, 2010	September 30, 2009

Corn	$3,614,844	$3,958,543
Denaturant and chemical supplies	427,229	287,640
Work in process	1,269,000	1,095,000
Ethanol	1,298,704	1,649,895
Distiller grains	890,939	628,195

Total	$7,500,716	$7,619,273

NOTE 3. RELATED PARTIES AND SUBSEQUENT EVENTS
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.2% of the outstanding units. In addition, the Company has a subordinated promissory note due Fagen, Inc. in the amount of $3,977,545 as of June 30, 2010 and September 30, 2009.
The Company purchased corn at market prices in the amount of $282,957 and $0 for the three months and $1,786,351 and $946,007 for the nine months ending June 30, 2010 and 2009, respectively, from certain directors in the normal course of business.
During the 3rd quarter 2010, the Company entered into a contract with a director for delivery of approximately 12,000 tons of distiller grains for delivery throughout the remainder of 2010. As of June 30, 2010 the member had prepaid $1,400,000 for the related distiller grains which is being shown as deferred revenue. Subsequent to June 30, 2010, the Company and director both agreed to cancel the contract, as such, the prepayment will be remitted back to the director in the next quarter.
NOTE 4. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in property and equipment as of June 30, 2010 and September 30, 2009. Accumulated depreciation totaled $27,589 and $15,766 as of June 30, 2010 and September 30, 2009, respectively.
The Company entered into an Excess Facilities Charge Agreement with Georgia Power Company in which Georgia Power installed a power substation to augment the Company’s power system. The cost of the substation is charged to the Company over a three year period requiring annual payments of principal and interest totaling $686,309 beginning June 30, 2009. The Company has accounted for this agreement as a capital lease. The present value of future payments due under the lease of $1,834,512 is included in property and equipment as of June 30, 2010 and September 30, 2009. Accumulated depreciation totaled $160,517 and $91,726 as of June 30, 2010 and September 30, 2009, respectively.
The Company also entered into a Natural Gas Facilities Agreement with the City of Camilla for a high pressure gas main to serve the plant and purchase natural gas from the City of Camilla. The City of Camilla owns and operates the gas main and leases its usage to the Company. The agreement calls for a monthly facilities charge, in addition to the normal consumption charges, equal to the cost of the installation of the gas main over an 80 month period beginning June 2009 and requiring principal and interest payments of approximately $43,000 each month. The Company has accounted for the facilities lease charges as a capital lease. The asset present value of future payments under the lease of $2,777,960 is included in property and equipment as of June 30, 2010 and September 30, 2009. Accumulated depreciation totaled $254,645 and $138,898 as of June 30, 2010 and September 30, 2009.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
A summary of capital leases as of June 30, 2010 and September 30, 2009 is as follows:

	June 30, 2010	September 30, 2009

De Lage Landen Financial Services, 60 months, interest rate of 7.5%	$104,374	$126,327
Georgia Power Substation lease, 36 months, interest rate of 5.85%	1,299,364	1,299,364
Natural Gas Facilities lease, 80 months, interest rate of 6.59%	2,407,370	2,667,334

	3,811,108	4,093,025
Less current portion	(1,038,445)	(1,019,029)

	$2,772,663	$3,073,996

The Company also entered into operating leases with Trinity Industries Leasing Company for the use of tanker cars. The tanker car leases expire November 2017. During the year ended September 30, 2009, the Company determined that a portion of the tanker cars under the non-cancelable leases will not be utilized and have no future benefit. Accordingly, the Company recorded a liability and a charge to income in the amount $745,000 for the future lease payments associated with the unused tanker cars. The remaining accrual as of June 30, 2010 is approximately $260,750. In February and March of 2010, the Company signed sublease agreements for a portion of the cars through December 2010 and March 2012 and recorded sublease income for the three and nine months ended June 30, 2010 of approximately $151,000 and $294,000.
NOTE 5. DEBT FINANCING ARRANGEMENTS
The Company’s long-term debt outstanding as of June 30, 2010 and September 30, 2009 is summarized as follows:

	June 30, 2010	September 30, 2009

West LB Term Loan, variable interest rates from 4.00% to 7.81%, described below:	$93,800,000	$98,500,000
Subordinated Fagen note, 4% through June 30, 2010 and 8% thereafter	3,977,545	3,977,545
Subordinated debt facility, interest rate of 7.5%, described below	9,250,000	9,850,000
Notes payable John Deere Credit, interest rate of 5.3%, described below	153,022	202,050

	107,180,567	112,529,595
Less current portion	(6,469,366)	(9,204,578)

	$100,711,201	$103,325,017

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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2010 and September 30, 2009, the Company had drawn $13,784,129 on the $15,000,000 working capital loan.
On June 7, 2010 the Company amended its Senior Credit Agreement and its Accounts Agreement with WestLB. Pursuant to the amended agreements, the Company is required to maintain a certain level of working capital. Pursuant to the amended loan agreements the Company was required to have a working capital deficit of $12,000,000 or less as of June 30, 2010. The Company met that requirement by having a working capital deficit of approximately $11,100,000 at June 30, 2010. The required working capital threshold tightens for the quarters ending September 30, 2010 and December 31, 2010. The Company is required to have a working capital deficit of $9,000,000 or less as of September 30, 2010 and $7,000,000 or less as of December 31, 2010. Subsequent to December 31, 2010, the working capital deficit requirement will remain at $7,000,000 for the term of the loan.
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
Prior to signing the amended loan agreements the Company was required to repay the amount that its working capital loan outstanding exceeded its borrowing base. The Company’s borrowing base was 80% of the value of certain accounts receivable and certain inventory owned by FUEL and was calculated on a monthly basis. The Company was required to deliver to its lender a borrowing base certificate setting forth the data necessary to make the borrowing base calculations. As of April 15, 2010 the Company’s working capital loans exceeded its borrowing base by $5,280,368 and the Company was not able to repay that amount to WestLB. Accordingly, the Company requested and obtained a waiver of the loan agreement covenants requiring it to repay the difference between its working capital loan outstanding and its borrowing base. This waiver was part of the amended loan agreements dated June 7, 2010.
Subordinated Debt Facility
The Company has a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. The Company is required to maintain a debt service reserve with the Bond Trustee of at least $1,180,000. This note is subordinated to the West LB debt agreement, which currently prohibits the Company from making any debt service payments. As a result, the Bond Trustee made the annual interest and principal payment to the bond holders of approximately $1,339,000 in December 2009 from the debt service reserve. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note (maturity in December 2011) with annual principal payments each December due to the bond holders in 2010 of $635,000, in 2011 of $530,000, in 2012 of $570,000, in 2013 of $615,000, in 2014 of $660,000 and $6,240,000 thereafter. The $635,000 due in 2010 has been classified as long-term as any payment will come from the debt service fund due to the subordination.
Subordinated Fagen Note
On June 30, 2009, SWGE entered into a subordinated promissory note agreement in the amount of $3,977,545 due Fagen, Inc., a related party, for the remaining design-build contract balance. The note bears interest at 4% through June 30, 2010 and 8% thereafter through maturity on June 30, 2011. Interest is payable quarterly. The first principal payment of $500,000 was due as of September 30, 2009 and annual principal payments of $1,738,772 are due June 30, 2010 and June 30, 2011. However, this note is subordinated to the West LB debt agreement, which currently prohibits the Company from making these principal payments on the schedule described above, based on the amortization of the West LB debt, the earliest any payment can be made is in 2014, and as such the $3,977,545 is being classified as long-term.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
Other Notes Payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years (maturity in August 2012) with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $153,022 and $202,050 as of June 30, 2010 and September 30, 2009, respectively.
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
The following table summarizes fair value measurements by level at June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative instruments:
Interest rate swap	$—	$858	$—	$858

Total liabilities	$—	$858	$—	$858

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes fair value measurements by level at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Investments in marketable securities, included in restricted cash	$1,597	$—	$—	$1,597

Total assets	$1,597	$—	$—	$1,597

Liabilities:
Derivative instruments:
Commodity positions	$61	$—	$—	$61
Interest rate swap	—	1,772	—	1,772

Total liabilities	$61	$1,772	$—	$1,833

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at June 30, 2010.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Liquidity
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2010, the Company expects operations to generate adequate cash flows to maintain operations. This assumption requires the Company to be able to sell all the ethanol that is produced at the plant. The Company expects to be able to satisfy our cash requirements for the next 12 months using only the revolving line of credit, senior credit facility, and earnings from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2009, included in the Company’s Annual Report on Form 10-K.
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

Available Information
Information about us is also available at our website at http://www.firstunitedethanol.com, under “SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.
Overview
First United Ethanol, LLC (“we,” “us,” “FUEL,” “First United,” or the “Company”) was formed as a Georgia limited liability company on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. We completed construction of our ethanol plant in October 2008 and plant operations commenced on October 10, 2008. We are currently in our second year of plant operations. In our first year of plant operations we processed approximately 29 million bushels of corn producing 81 million gallons of denatured fuel grade ethanol, 214,000 tons of dried distillers grains and 7,000 tons of wet distillers grains.
Our revenues are derived from the sale and distribution of our ethanol and distillers grains primarily in the southeastern United States. Our ethanol plant currently operates at or near its nameplate capacity. A significant percentage of our corn is supplied to us by train and is originated primarily from the eastern Corn Belt; however, we are able to originate an increasing percentage of our corn from local producers. Currently, approximately 93% of our ethanol is being shipped out of our facility by truck to local and regional blending terminals. Additionally, as of the date of this report, approximately 98.5% of our dried distillers grains are being shipped out of our facility by truck to local livestock and poultry operations.
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
In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2. Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol. If our industry is unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Several lawsuits have been filed by industry groups challenging the California LCFS.
Ethanol production in the United States is benefited by various tax incentives. The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC). VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline. VEETC is scheduled to expire on December 31, 2010. If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace. The current debate in the U.S. Congress, about deficit spending and energy policy indicates that it is possible that VEETC may not be renewed. If the VEETC that benefits the ethanol industry is allowed to expire, it could negatively impact demand for ethanol and may harm our financial condition.

Results of Operations for the Three Months Ended June 30, 2010 and 2009
The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$43,553,273	100.0%	$44,061,519	100.0%
Cost of Goods Sold	44,968,975	103.3%	46,262,851	105.0%
Gross (Loss)	(1,415,702)	(3.3)%	(2,201,332)	(5.0)%
General and Administrative Expenses	908,950	2.1%	1,192,571	2.7%
Operating (Loss)	(2,324,652)	(5.3)%	(3,393,903)	(7.7)%
Other Expense	(1,799,891)	(4.1)%	(2,594,264)	(5.9)%
Net (Loss)	$(4,124,543)	(9.5)%	$(5,988,167)	(13.6)%
Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
The following table shows the sources of our revenue for the three months ended June 30, 2010 and 2009.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$36,244,939	83.22%	$35,890,603	81.50%
Dried Distillers Grains Sales	7,029,032	16.14%	8,058,250	18.30%
Wet Distillers Grains Sales	279,302	0.64%	112,666	0.20%
Total Revenues	$43,553,273	100.0%	$44,061,519	100.0%
Our ethanol revenue increased during the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 as a result of increased ethanol sales. However, our increased ethanol sales were mitigated by a lower per gallon sales price. Our ethanol sales prices for the quarter ended June 30, 2010 decreased approximately 5.5% compared to the three month period ended June 30, 2009. We sold approximately 21,750,000 gallons of ethanol during the three month period ended June 30, 2010 compared to approximately 20,300,000 gallons of ethanol sold during the three month period ended June 30, 2009.
Our distillers grain revenue decreased during the three month period ended June 30, 2010 compared to the same period in 2009. We sold approximately 54,000 tons of dried distillers grains and approximately 8,000 tons of wet distillers grains during the three month period ended June 30, 2010. During the comparable period in 2009 we sold approximately 2,000 fewer tons of dried distillers grains and approximately 6,000 more tons of wet distillers grains. Despite the overall increase in distillers grains production and sales we experienced decrease in the sales price of both our dried distillers grains and our wet distillers grains. For example, during the quarter ended June 30, 2010, the market price of dried distillers grains decreased approximately 18.3% compared to the three month period ended June 30, 2009.
We anticipate receiving higher ethanol prices during the remaining summer months due to a recent increase in the demand for gasoline and ethanol. However, if the price of ethanol were to decrease and remain low for an extended period of time it would have significant negative impact on our liquidity, even if our raw material costs remain steady. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn. The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current price levels.
Cost of Goods Sold
Our cost of goods sold was approximately $44,969,000 or 103% of our revenues for the three month period ended June 30, 2010, compared to approximately $46,263,000 or 105% of our revenues for the three month period ended June 30, 2009. Our two primary costs of producing ethanol and distillers grains are the cost of corn and natural gas. Approximately 78% of our cost of goods sold is attributable to corn costs and approximately 9% is attributable to natural gas costs.

While we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the quantity and quality of local corn for the plant. The cost of corn is the largest input cost to the plant and these uncertainties could dramatically affect our expected input costs. During the three month period ended June 30, 2010, corn prices were relatively steady but increased after the end of the quarter. We expect that corn prices will continue to be volatile for the rest of our fiscal year, depending on weather conditions and other demand factors.
Our other costs of goods sold include denaturant, process chemicals, electricity, transportation, and direct labor. Together these costs represent approximately 13% of our cost of goods sold. We do not anticipate these costs to be as volatile as our corn and natural gas expenses. However, our transportation, electrical and denaturant costs are directly tied to the price of energy generally and, therefore, may fluctuate along with the price of petroleum based energy products.
At June 30, 2010 and September 30, 2009, the Company had forward corn contracts totaling approximately $4,838,000 and $300,000, respectively, based upon the average per bushel price.
General and Administrative Expenses
Our general and administrative expenses as a percentage of revenues were 2.1% for the three month period ended June 30, 2010, and our general and administrative expenses as a percentage of revenues were 2.7% for the three month period ended June 30, 2009. General and administrative expenses consist primarily of payroll, employee benefits, and professional fees. Our general and administrative expenses have been decreasing since beginning operations due to our ability to make our internal operations more efficient.
Operating Income (Loss)
Our loss from operations for the three months ended June 30, 2010 was 3.3% of our revenues, our loss for the three months ended June 30, 2009 was 7.7% of our revenues. We had an operating loss for these periods because we had high input prices relative to our ethanol and distillers grains revenues. This coincided with a soft demand cycle in the ethanol market thereby limiting the volume of ethanol that could be sold at favorable price levels. Subsequent to our quarter ended June 30, 2010, ethanol demand has increased with the summer driving season which has given us the opportunity to sell available production at favorable price levels.
Other (Expense)
We had total other expense for the quarter ended June 30, 2010 of approximately $1,800,000 resulting primarily from our interest expense for the period. Interest expense for the period was approximately $2,119,000 which was offset by an unrealized gain of approximately $322,000 for the change in fair value of our interest rate swap.

Additional Information
The following table shows additional information regarding production and price levels for our primary inputs and products for the three months ended June 30, 2010 and 2009.

Percentage of Increase (Decrease) for
comparison of Three Months Ended
June 30, 2010 to June 30, 2009
Production:
Ethanol sold (gallons)	6.94%
Dried distillers grains sold (tons)	(4.28)%
Wet distillers grains sold (tons)	278.19%
Revenues:
Ethanol average price per gallon	(5.55)%
Dried distillers grains revenue per gallon of ethanol sold	(18.39)%
Wet distillers grains revenue per gallon of ethanol sold	83.33%
Total revenue per gallon of ethanol sold	(7.29)%
Costs:
Corn cost per gallon of ethanol sold (including freight)	(13.71)%
Overhead and other direct costs per gallon of ethanol sold	(8.10)%
Total cost per gallon of ethanol sold	(12.52)%
During the quarter ended June 30, 2010, our market price of ethanol decreased approximately 5.5% compared to the three month period ended June 30, 2009. If our average price received per gallon of ethanol had been $0.10 lower, our gross margin for the quarter would have decreased by approximately $2,178,650, assuming our other revenues and costs remained unchanged.
During the quarter ended June 30, 2010, the market price of dried distillers grains decreased approximately 18.3% compared to the three month period ended June 30, 2009. If our average price received per ton of dried distillers grains had been $1.00 lower, our gross margin for the quarter would have decreased by approximately $53,752, assuming our other revenues and costs remained unchanged.
During the quarter ended June 30, 2010, the market price of corn on a per gallon basis decreased by approximately 13.7% compared to the three month period ended June 30, 2009. If our average price paid per bushel of corn had been $0.25 higher, our gross margin for the quarter would have decreased by approximately $1,847,455, assuming our other revenues and costs remained unchanged.
Results of Operations for the Nine Months Ended June 30, 2010 and 2009
The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2010 and 2009:

	Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2009
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$152,005,191	100.0%	$120,224,231	100.0%
Cost of Goods Sold	142,269,909	93.6%	131,037,251	109.0%
Gross Profit (Loss)	9,735,282	6.4%	(10,813,020)	(9.0)%
General and Administrative
Expenses	3,161,325	2.1%	3,853,031	3.2%
Operating Income (Loss)	6,573,957	4.3%	(14,666,051)	(12.2)%
Other (Expense)	(5,404,974)	(3.6)%	(9,282,683)	(7.7)%
Net Income (Loss)	$1,168,983	0.8%	(23,948,734)	(19.9)%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2010 and 2009:

Percentage of Increase (Decrease)
For comparison of Nine Months
Ended June 30, 2010 to June, 2009
Production:
Ethanol sold (gallons)	13.16%
Dried distillers grains sold (tons)	17.26%
Wet distillers grains sold (tons)	1307.11%
Revenues:
Ethanol average price per gallon	7.24%
Dried distillers grains revenue per gallon of ethanol sold	(11.94)%
Wet distillers grains revenue per gallon of ethanol sold	300.0%
Total revenue per gallon of ethanol sold	4.39%
Costs:
Corn cost per gallon of ethanol sold (including freight)	(10.62)%
Overhead and other direct costs per gallon of ethanol sold	(27.84)%
Total cost per gallon of ethanol sold	(14.92)%
In the nine month period ended June 30, 2010, ethanol sales comprised approximately 83% of our revenues and distillers grains sales comprised approximately 17% of our revenues. For the nine month period ended June 30, 2009, ethanol sales comprised approximately 81% of our revenue, without accounting for ethanol hedging, and distillers grains sales comprised approximately 19% of our revenue. Our revenues were higher for our first three quarters of fiscal year 2010 compared to the same period of 2009 primarily as a result of our increase in ethanol production and an increase in the sales price of our ethanol.
The average ethanol sales price we received for the nine month period ended June 30, 2010 was approximately 7% higher than our average ethanol sales price for the comparable 2009 period. Management attributes this increase in ethanol prices with the increase in commodity prices generally as a result of the gradually improving economic situation in the United States. Management anticipates the price of ethanol may increase during the last quarter of our 2010 fiscal year as a result of an increase in fuel demand as we complete the summer driving season which, historically, has positively affected the market prices of crude oil and gasoline.
The price we received for our dried distillers grains decreased by approximately 11% during the nine month period ended June 30, 2010 compared to the same period of 2009. Management attributes this decrease in the price of our dried distillers grains to an decrease in the demand for our distillers grains outside of our local market area. Our local market has also experienced an increase in the supply of dried distillers grains from other sources which has placed downward pressure on the price we receive for our distillers grains. Finally, the price of dried distillers grains changes in proportion to the price of corn, which has decreased in the nine month period ended June 30, 2010. Accordingly, we anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.

Cost of Sales
Our costs of goods sold as a percentage of revenues were approximately 94% for the nine month period ended June 30, 2010 compared to approximately 109% for the same period of 2009. Our two largest costs of production are corn (78% of cost of goods sold for our nine months ended June 30, 2010) and natural gas (9% of cost of goods sold for our nine months ended June 30, 2010). Our cost of goods sold decreased by approximately 15% in the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, and our revenue for the same period increased by approximately 4.5%. This decrease in the cost of goods sold is primarily a result of weaker corn prices combined with an increase in the volume of corn processed at our facility.
General and Administrative Expenses
Our general and administrative expenses as a percentage of revenues were lower for the nine month period ended June 30, 2010 than they were for the same period ended June 30, 2009. These percentages were approximately 2.1% and approximately 3.2% for the nine months ended June 30, 2010 and 2009, respectively. This decrease in general and administrative expenses is primarily due to a decrease in legal fees and the costs associated with the initial training of our personnel during the first few months of plant operations. Our management and staff has also increased operating efficiencies and made a concerted effort to lower our general and administrative expenses. We expect that going forward our general and administrative expenses will remain relatively steady.
Operating Income (Loss)
Our income from operations for the nine months ended June 30, 2010 was approximately 4.3% of our revenues compared to loss of approximately 12.2% of our revenues for the nine months ended June 30, 2009. This increase in our profitability is primarily due to the increase in the price we received for our ethanol for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 combined with a decrease in our costs of goods sold during the same timeframe.
Other (Expense)
Other expense for the nine months ended June 30, 2010, was approximately 3.6% of our revenue and totaled approximately $5,405,000. Other expense for the nine months ended June 30, 2009 totaled approximately $9,280,000 and was approximately 7.7% of our revenues. The decrease is attributable to less interest expense and favorable unrealized gains on our interest rate swap. Interest expense for the nine months ended June 30, 2010, was approximately $6,320,000. Interest expense for the nine months ended June 30, 2009 was approximately $7,990,000. This reduction in interest expense is due primarily to a reduction in our outstanding debt and fluctuations in interest rates.
Changes in Financial Condition for the Nine Months Ended June 30, 2010 and 2009
We experienced an increase in our current assets at June 30, 2010 compared to our fiscal year ended September 30, 2009. As of June 30, 2010, we had been experiencing positive margins which enabled us to hold additional cash. We had approximately $1,735,000 more cash on hand at June 30, 2010 compared to September 30, 2009. However, at June 30, 2010 we had accounts receivable of approximately $3,222,000 compared to approximately $4,081,000 of accounts receivable at September 30, 2009.
Our net property and equipment was slightly lower at June 30, 2010 compared to September 30, 2009 as a result of depreciation expense taken for the nine months ended June 30, 2010. We do not expect any significant additional capital expenditures as our plant is now complete.
We experienced a decrease in our total current liabilities on June 30, 2010 compared to September 30, 2009 and also a decrease in our long-term liabilities as of June 30, 2010 compared to September 30, 2009, primarily as a result of principal payments made on our long-term debt. At June 30, 2010, we had approximately $100,711,000 outstanding in the form of long-term loans less current maturities, compared to approximately $103,325,000 at September 30, 2009.
Liquidity and Capital Resources
We have completed approximately twenty-one months of operations as of the filing of this report. The relative price levels of corn, ethanol and distillers grains have resulted in tight, and sometimes negative, operating margins. We had positive earnings for the nine month period ended June 30, 2010. However, if substantial losses return, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations.

In June 2010 we amended our Senior Credit Agreement and our Accounts Agreement with WestLB. Pursuant to the amended loan agreements we were required to have a working capital deficit of $12,000,000 or less as of June 30, 2010. We met that requirement by having a working capital deficit at June 30, 2010 of approximately $11,100,000. The required working capital threshold tightens for the quarters ending September 30, 2010 and December 31, 2010. We are required to have a working capital deficit of $9,000,000 or less as of September 30, 2010 and $7,000,000 or less as of December 31, 2010. Subsequent to December 31, 2010 the working capital deficit requirement will remain at $7,000,000 for the term of the loan.
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
The following table shows cash flows for the nine months ended June 30, 2010 and 2009:

	Nine Months Ended June 30
	2010	2009
Net cash provided by (used in ) operating activities	$7,102,795	$(20,218,170)
Net cash (used in) investing activities	(198,865)	(3,469,014)
Net cash provided by (used in) financing activities	(5,169,222)	22,990,457
Net increase (decrease) in cash and cash equivalents	1,734,708	(696,727)
Cash and cash equivalents, end of period	$1,734,708	$6,989,251
Operating Cash Flows: We experienced a significant increase in net cash provided by operating activities during the nine months ended June 30, 2010 compared to the same period of 2009. This increase in net cash provided by operating activities was primarily a result of the significant increase in net income we experienced during the nine months ended June 30, 2010. Cash provided by operating activities was $7,102,795 for the nine months ended June 30, 2010 compared to $20,218,170 of cash used in operations for the same period in 2009. Our net income from operations for the nine months ended June 30, 2010 was $1,168,983 due to slightly favorable market conditions.
Investing Cash Flows: Cash used in investing activities was $198,865 for the nine months ended June 30, 2010. This amount is small when compared to the $3,469,014 used in investing activities for nine months ended June 30, 2009, when we finished investing in our property and equipment to complete the plant.
Financing Cash Flows: Cash used in financing activities was $5,169,222 for the nine months ended June 30, 2010 and was primarily for the repayment of long-term debt and capital lease obligations. During our nine months ended June 30, 2009 we received notes and line of credit proceeds of approximately $22,990,000 to fund our property and equipment as well as our working capital.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2010 and assuming we have the liquidity necessary to operate the plant at nameplate capacity, we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant. We expect to be able to satisfy our cash requirements for the next 12 months using only our revolving line of credit, senior credit facility, and earnings from operations.

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
The principal amount of the term loan facility is payable in quarterly payments ranging from $1,500,000 to $1,600,000, and the remaining principal amounts are fully due and payable on the Final Maturity Date. We made the first three quarterly term loan payments due through June 30, 2010.
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
Other Notes Payable
We have financed the acquisition of certain equipment through two notes payable to John Deere Credit. The notes amortize over four years with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $153,022 and $202,050 as of June 30, 2010 and September 30, 2009, respectively.
Our long-term debt outstanding as of June 30, 2010 is summarized as follows:

West LB Term Loan, variable interest rates from 4.00% to 7.81%	$93,800,000
Subordinated Fagen Note, interest rate of 4.0% through June 20, 2010 and 8% thereafter	3,977,545
Subordinated debt facility, interest rate of 7.5%	9,250,000
Notes payable John Deere Credit, interest rate of 5.3%	153,022
107,180,567

Less current portion	(6,469,366)
Long-term debt outstanding as of June 30, 2010	$100,711,201

Debt Covenants
Pursuant to the amended loan agreements we were required to have a working capital deficit of $12,000,000 or less as of June 30, 2010. We met that requirement by having a working capital deficit at June 30, 2010 of approximately $11,100,000. The required working capital threshold tightens for the quarters ending September 30, 2010 and December 31, 2010. We are required to have a working capital deficit of $9,000,000 or less as of September 30, 2010 and $7,000,000 or less as of December 31, 2010. Subsequent to December 31, 2010 the working capital deficit requirement will remain at $7,000,000 for the term of the loan.
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
Impairment Analysis
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at June 30, 2010.

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
Item 4. Controls and Procedures
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
Our management, including our Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of June 30, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Risks Relating to Our Business
The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. Recently, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Any decrease in ethanol demand could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.
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
If the secondary tariff on imported ethanol is allowed to expire in January 2011, we could see an increase in ethanol produced in foreign countries being marked in the Untied States which could negatively impact our profitability. The secondary tariff on imported ethanol is a 54 cent per gallon tariff on ethanol imports from certain foreign countries. The secondary tariff on imported ethanol is scheduled to expire in January 2011. If this tariff is allowed to expire, an influx of imported ethanol on the domestic ethanol market could have a significant negative impact on ethanol prices and our profitability.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
None.

Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Description

10.1	Fourth Amendment to Accounts Agreement between Southwest Georgia Ethanol, LLC and WestLB Ag dated June 7, 2010.

10.2	Sixth Amendment to Senior Credit Agreement between Southwest Georgia Ethanol, LLC and WestLB Ag dated June 7, 2010.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: August 16, 2010	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer

Date: August 16, 2010	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer