Form 10-K
period 2010-09-30
FIRST UNITED ETHANOL LLC
filed 2010-12-29
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2010

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of March 31, 2010, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $29,230,362.
As of December 29, 2010, there were 81,984 membership units outstanding.
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
Overview
First United Ethanol, LLC (“we,” “us,” “FUEL,” “First United,” or the “Company”) was formed as a Georgia limited liability company on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. Plant operations and the production of ethanol and distillers grains commenced on October 10, 2008. In our second year of plant operation we processed approximately 32 million bushels of corn producing 90 million gallons of denatured fuel grade ethanol, 250,000 tons of dried distillers grains and 75,000 tons of wet distillers grains.
On June 7, 2010 we amended our Senior Credit Agreement and our Accounts Agreement with WestLB. Pursuant to the amended agreements, we are required to maintain a certain level of working capital. In the event we are unable to meet the level of working capital required under the amended loan agreements we will be assessed a five percent (5%) fee on the outstanding loans for any quarter we are not in compliance. The Company did not meet the working capital deficit requirement of ($9,000,000) as of September 30, 2010. The resulting penalty interest of approximately $1,375,000 has been charged as a penalty fee as of September 30, 2010 and included as a long term liability. This fee payment is in addition to the interest we are required to pay on our outstanding debt pursuant to our original loan agreements. This additional interest fee has been accrued and will be due February 2015, the final maturity date our outstanding loans with West LB. Furthermore, and regardless of whether we have maintained the required level or working capital, we will be required to make an additional quarterly principal payment of $150,000 toward our outstanding working capital loan balance. This arrangement is distinct from the borrowing base formula and borrowing base certificates previously utilized to monitor compliance with our working capital loans. This amendment also removed the borrowing base default triggers from the terms of the loan, thereby removing the requirement for waivers. Throughout our fiscal year ended September 30, 2010, we have made every payment of principal or interest to our lender.
In the late summer of 2010, the Company hired an outside 3rd party to look at the efficiency of the plant and provide suggestions and solutions to increase the operational effectiveness. These studies have been completed and outlined several areas where the Company could make improvements. Some of the improvements were immediately implemented with positive results already being shown. The Company believes that with improvements already implemented and the additional improvement being made, that the operational efficiency of the plant will increase significantly, allowing the plant to run profitably. Additionally, the Company’s profitability is also dependent upon a number of other factors noted elsewhere in these financial statements, including stable and positive crush margins. In addition, the Company is continually exploring different avenues on its working capital line of credit and to ensure enough funding for the debt reserve fund. These options may include negotiating different terms with the lender, raising additional capital or subordinated debt, finding another funding source for working capital or a combination of the above. Management is aggressively looking at its different options and anticipates finding a solution to their liquidity issues. Management believes that once they solve their working capital needs, they will be able to better manage the commodity risk by being able to utilize futures and options more frequently and to lock in positive crush margin. By being able to better take advantage of positive crush margin and with the plant running more efficiently, management believes together this will provide enough cash flow and liquidity for the plant. However, there can be no assurances that such operational efficiencies will provide the Company with sufficient additional cash flow to fund its operations for fiscal year 2011.

Deregistration
We are currently in the process of requesting approval from the Securities and Exchange Commission to engage in a reclassification and reorganization of the Company’s membership units. The proposed transaction will provide for the reclassification of the Company’s membership units into three separate and distinct classes.
If the proposed reclassification is approved by the Securities and Exchange Commission as well as the Company’s members, we expect that each member of record holding 100 or more units will receive one Class A unit for each common equity unit held by such unit holder prior to the reclassification; each member of record holding 21 to 99 units will receive one Class B unit for each common equity unit held by such unit holder immediately prior to the reclassification; and each member of record holding 20 or fewer units will receive one Class C unit for each common equity unit held by such unit holder immediately prior to the reclassification.
If the Company’s members approve the requisite amendment to the Company’s operating agreement and the reclassification is implemented, the Company anticipates having fewer than 300 unit holders of record of its common equity units and fewer than 500 unit holders of record of each of the additional classes, which would enable the Company to voluntarily terminate the registration of its units under the Securities and Exchange Act of 1934.
We expect that the classes of units will be distinguished from one another based on voting rights. If the Company’s members approve the proposed amendment to the Company’s operating agreement and the reclassification is implemented, we expect that Class A unit holders would be entitled to vote on all matters for which unit holder approval is required under the Company’s operating agreement or state law; Class B unit holders would be entitled to vote on the election of the Company’s governors and the voluntary dissolution of the Company; and Class C unit holders would be entitled to vote only on the voluntary dissolution of the Company. With respect to potential future dividends, each membership unit will receive its equal portion of a declared dividend, regardless of its class.
Principal Products and Markets
The principal products we produce are ethanol and distillers grains.
Ethanol
Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders. The principal markets for our ethanol are petroleum terminals in the continental United States.
Approximately 83% of our total revenue was derived from the sale of ethanol during our fiscal year ended September 30, 2010. Ethanol sales accounted for approximately 82% of our total revenue for our fiscal year ended September 30, 2009.
Distillers Grains
A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Distillers grains can also be included in the rations of breeder hens, broilers and laying hens which can potentially contain up to 20% distillers grains. Dry mill ethanol processing creates three forms of distillers grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to approximately 12% moisture. DDGS has a much longer shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. Currently, 77% of the distillers grains we produce are sold as DDGS and 23% of the distillers grains we produce are sold as “wetcake” or DWS. By selling a percentage of our distillers grains as wetcake we are able increase the capacity of our plant.

Approximately 17% of our total revenue was derived from the sale of distillers grains during our fiscal year ended September 30, 2010. Distillers grains sales accounted for approximately 18% of our total revenue for our fiscal year ended September 30, 2009.
Ethanol and Distillers Grains Markets
As described below in “Distribution of Principal Products”, we market and distribute our ethanol through a third party. Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on the relative prices of the rail market and truck market for our products. We independently market our distillers grains.
Our ethanol and distillers grains are primarily sold in the domestic market, however, as domestic production of ethanol and distillers grains continues to expand, we anticipate increased international sales of our products. Currently, the United States ethanol industry exports a significant amount of distillers grains to Mexico, Canada and China. Management anticipates that demand for distillers grains in the Asian market may continue to increase in the future as distillers grains are used in animal feeding operations in China. During our fourth quarter of 2010, the ethanol industry experienced increased ethanol exports to Europe. These ethanol exports benefited ethanol prices in the United States. We anticipate that ethanol exports will remain steady in our 2011 fiscal year.
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
Ethanol Distribution
We have an ethanol marketing agreement with Eco-Energy, Inc. (“Eco”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. We pay a fee of $0.01 per net gallon of ethanol purchased for rail and $0.012 per net gallon of ethanol purchased for outbound trucks. The term of the agreement was renewed in October 2010 and will continue until October 2012. Under the agreement Eco is responsible for all transportation arrangements for the distribution of ethanol.
Distillers Grains Distribution
We independently market the distillers grains we produce. We are currently taking advantage of the local truck market for distillers grains.

New Products and Services
On September 1, 2010 Airgas Carbonic, Inc. (“Airgas”) commenced operations at the carbon dioxide facility it has constructed near our plant. Pursuant to our agreement with Airgas, the carbon dioxide facility will purify, liquefy, refine and store carbon dioxide produced as a co-product of our ethanol production process. We expect the new carbon dioxide facility to be another source of revenue for our company.
Sources and Availability of Raw Materials
Corn Supply
The major raw material required for our ethanol plant to produce ethanol and distillers grains is corn. To produce 100 million gallons of ethanol per year, our ethanol plant needs approximately 36 million bushels of corn per year, or approximately 100,000 bushels per day, as the feedstock for our dry milling process. The grain supply for our plant is being obtained primarily from regional and national rail markets through Palmetto, our grain procurement agent.
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
Our grain procurement agreement with Palmetto is for a term that runs through December 31, 2010, at which point we anticipate renewing the agreement. Palmetto uses its best efforts in obtaining grain at the lowest possible quotes available in the Midwest rail grain market for our approval. We enter into grain purchase contracts with the third party suppliers identified by Palmetto. Palmetto charges an introducing broker fees to third party suppliers. We have the right to purchase grain in situations where Palmetto is not involved in the transaction and Palmetto cannot charge a brokerage fee to the third party supplier. We expect to continue our partnership with Palmetto on a more limited basis as we develop our in-house grain procurement staff.
On December 10, 2010, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2010 grain corn crop at approximately 12.5 billion bushels. The December 2010 estimate of the 2010 corn crop is approximately 4.3% lower than the USDA’s estimate of the 2009 record setting corn crop of 13.1 billion bushels. Corn prices can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks, domestic and export prices and supports and the government’s current and anticipated agricultural policy. The price of corn was volatile during our 2010 fiscal year and we anticipate that it will continue to be volatile in the future. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.
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
Patents, Trademarks, Licenses, Franchises and Concessions
We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen to design and build our ethanol plant and expansion.
Seasonality Sales
We experience some seasonality of demand for our ethanol and distillers grains. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand.
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
The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 400
million gallons per year (mmgy) or more

		Under Construction/
	Current Capacity	Expansions
Company	(mmgy)	(mmgy)
POET Biorefining	1,629.0	5.0
Archer Daniels Midland	1,450.0	275
Valero Renewable Fuels	1,130.0
Green Plains Renewable Energy	657.0
Updated: November 11, 2010
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
According to the Renewable Fuels Association’s Ethanol Industry outlook 2010, ethanol plants produced 25 million metric tons of distillers grains in 2008/2009 and estimates production of 29 million metric tons in 2009/2010. The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from any expansion. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced relative to other feed ingredients.
Research and Development
We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.
The RFS for 2010 was approximately 13 billion gallons, of which corn based ethanol could be used to satisfy approximately 12 billion gallons. The RFS for 2011 is approximately 14 billion gallons, of which corn based ethanol can be used to satisfy approximately 12.6 billion gallons. Current ethanol production capacity exceeds the 2011 RFS requirement which can be satisfied by corn based ethanol.
In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these green house gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.
Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 135 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blending wall in 2011, since the RFS requirement for 2011 is 14 billion gallons, much of which will come from ethanol. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later. The EPA is expected to make a ruling on allowing E15 for use in vehicles produced in model year 2001 and later by the end of 2010. However, management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15. As a result, the approval of E15 may not significantly increase demand for ethanol. In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12. Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles. Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles. Two lawsuits were filed on November 9, 2010 by representatives of the food industry and the petroleum industry challenging the EPA’s approval of E15. It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.
In addition to the RFS, the ethanol industry depends on the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline. VEETC has been extended and is now scheduled to expire on December 31, 2011. If this tax credit is not renewed beyond the 2011 calendar year, it likely would have a negative impact on the price of ethanol and demand for ethanol in the market. Further, elimination of VEETC may lead to less discretionary blending of ethanol where gasoline blenders use ethanol to reduce the cost of blended gasoline. However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even without the VEETC. If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.
Effect of Governmental Regulation
The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.
In late 2009, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in green house gases which is measured using a lifecycle analysis, similar to RFS2. Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol. Management believes that these new regulations will preclude corn based ethanol from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Currently, several lawsuits have been filed challenging the California LCFS.
United States ethanol production is currently benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. However, the 54 cent per gallon tariff is set to expire at the end of the 2011 calendar year. Elimination of the tariff could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.
Employees
We currently have 60 full-time employees. Approximately nine of our employees are involved primarily in management and administration, and the remaining fifty-one are involved primarily in plant operations.

Dependence on a Few Major Customers
As discussed above, we have entered into an ethanol marketing agreement with EcoEnergy. We rely on EcoEnergy for the sale and distribution of our ethanol. Therefore, we are highly dependent on EcoEnergy for the successful marketing of our ethanol. Any loss of EcoEnergy as our marketing agent for our ethanol could have a negative impact on our revenues during the transition to a new marketing firm.
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
We are subject to oversight activities by the Environmental Protection Agency (“EPA”). There is always a risk that the EPA may enforce certain rules and regulations differently than Georgia’s environmental administrators. Georgia or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate. We had no environmental or nuisance claims during our first two years of plant operations.
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

Risks Relating to Our Business
If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2011, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit is set to expire on December 31, 2011. We believe that VEETC positively impacts the price of ethanol. If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.
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
Risks Related to Ethanol Industry
The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. Recently, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Any decrease in ethanol demand could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.
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
Our plant is located on an approximately 267 acre site in Mitchell County Georgia. The plant’s address is 4433 Lewis B. Collins Road, Pelham Georgia 31779. As of our fiscal year end on September 30, 2010, we completed our second year of plant operations. The plant consists of the following buildings:
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

ITEM 4.	REMOVED AND RESERVED.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.
As of September 30, 2010, we had 81,984 membership units outstanding and approximately 800 unit holders of record. There is no public trading market for our units.
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
The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by the Company’s unit-holders during the periods specified. The Company believes providing this information is the way to most accurately represent the current trading value of the Company’s units. As of October 1, 2010, unit trading on our qualified matching service bulletin board was halted until further notice. However, it is our intent to resume unit trading once our currently pending deregistration process is complete.

				# of
Quarter	Low Price	High Price	Average Price	Units Traded
2009 1st	$—	$—	$—	—
2009 2nd	$—	$—	$—	—
2009 3rd	$—	$—	$—	—
2009 4th	$—	$—	$—	—
2010 1st	$—	$—	$—	—
2010 2nd	$700	$700	$700	50
2010 3rd	$650	$650	$650	20
2010 4th	$500	$500	$500	50
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

# of
Sellers Quarter	Low Price	High Price	Average Price	Units Listed
2009 1st	$1,000.00	$1,000.00	$1,000.00	50
2009 2nd	$—	$—	$—	—
2009 3rd	$—	$—	$—	—
2009 4th	$770.00	$770.00	$770.00	50
2010 1st	$1,000.00	$1,000.00	$1,000.00	100
2010 2nd	$—	$—	$—	—
2010 3rd	$800.00	$1,000.00	$900.00	215
2010 4th	$1,000.00	$1,000.00	$1,000.00	60

# of
Buyers Quarter	Low Price	High Price	Average Price	Units Listed
2009 1st	$—	$—	$—	—
2009 2nd	$—	$—	$—	—
2009 3rd	$—	$—	$—	—
2009 4th	$—	$—	$—	—
2010 1st	$—	$—	$—	—
2010 2nd	$—	$—	$—	—
2010 3rd	$—	$—	$—	—
2010 4th	$—	$—	$—	—

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

ITEM 6.	SELECTED FINANCIAL DATA
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

Results of Operations
Comparison of Fiscal Years Ended September 30, 2010 and 2009

	2010		2009
Income Statement Data	Amount	%	Amount	%
Revenues	$203,485,521	100.0%	$166,561,773	100.0%

Cost of Goods Sold	$192,493,946	94.60%	$178,695,057	107.3%

Gross Profit (Loss)	$10,991,575	5.40%	$(12,133,284)	(7.3)%

General and Administrative Expenses	$4,521,297	2.22%	$5,123,484	3.1%

Operating Income (Loss)	$6,470,278	3.18%	$(17,256,768)	(10.4)%

Other (Expense)	$(8,645,471)	(4.25)%	$(11,208,202)	(6.7)%

Net (Loss)	$(2,175,193)	(1.07)%	$(28,464,970)	(17.1)%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
The following table shows the sources of our revenue for the fiscal year ended September 30, 2010 and 2009.

	Fiscal Year End		Fiscal Year End
	September 30, 2010		September 30, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$168,892,332	83.00%	$135,876,057	81.58%
Dried Distillers Grains Sales	32,668,542	16.05%	29,947,009	17.98%
Wet Distillers Grains Sales	1,622,821	.80%	370,878	0.23%
Other	301,826	.15%	367,829	0.21%
Total Revenues	$203,485,521	100.0%	$166,561,773	100.0%
During our 2010 fiscal year, our total revenue increased significantly compared to our 2009 fiscal year. Management attributes this increase in total revenue primarily with a significant increase in the average price we received per gallon of ethanol sold during the 2010 fiscal year. Our ethanol revenue was approximately $168,892,000 for the fiscal year ended September 30, 2010 and $135,876,000 for the fiscal year ended September 30, 2009. We sold approximately 89,000,000 gallons of ethanol during the fiscal year September 30, 2010 compared to 79,500,000 gallons of ethanol for the same period in 2009. The average price was $1.90 per gallon for the fiscal year ended September 30, 2010 and the average price for the same period in 2009 was $1.71 per gallon.

Ethanol
The total gallons of ethanol that we sold during our 2010 fiscal year was approximately 12% more than during our 2009 fiscal year. Management attributes this increase in ethanol sales with the fact that we are now able to operate the plant at a higher run-rate than during the 2009 fiscal year. Our total ethanol production during our 2010 fiscal year was approximately 15% higher compared to our 2009 fiscal year. This disparity in our year over year production is primarily due to mechanical issues that curtailed our ethanol production during our 2009 fiscal year. In addition to the increase in the number of gallons of ethanol we sold was an increase in the average price we received per gallon of ethanol sold during our 2010 fiscal year compared to our 2009 fiscal year of approximately 11%. Management attributes this increase in the average price we received per gallon of ethanol with higher gasoline and corn prices and increased ethanol exports during our 2010 fiscal year. These increases in ethanol exports and corn prices mostly occurred during our fourth quarter of 2010.
Management anticipates that ethanol prices will remain steady during our 2011 fiscal year given that the VEETC blenders’ credit has been renewed. The ethanol industry relies on the VEETC to reduce the cost of ethanol to fuel blenders. This results in increased demand for ethanol related to what is called discretionary blending. Discretionary blending is where fuel blenders use ethanol to increase octane in the fuels that are produced as well as reduce the price of gasoline. However, when the price of ethanol increases relative the price of gasoline, after taking into account the VEETC, the amount of discretionary blending by fuel blenders decreases thereby decreasing ethanol demand. As a result, if the VEETC is not renewed past December 31, 2011, management anticipates that the price of ethanol will decrease. Management anticipates ethanol production will be steady during our 2011 fiscal year provided the ethanol industry can maintain current ethanol prices. However, in the event ethanol prices decrease significantly, we may be forced to reduce ethanol production during times when our operating margins are unfavorable. Further, our operating margins also depend on corn prices which can affect the spread between the price we receive for our ethanol and our raw material costs. In times when this spread decreases or becomes negative, we may reduce or terminate ethanol production until these spreads become more favorable.
Distillers Grains
We produce distillers grains for sale primarily in two forms, distillers dried grains with solubles (DDGS) and wet distillers grains (WDG). During our 2010 fiscal year, we experienced a shift in the mix of distillers grains we sold in the form of DDGS versus WDG compared to the previous year. During our 2010 fiscal year, we sold approximately 77% of our total distillers grains in the form of DDGS and approximately 23% of our total distillers grains in the form of WDG. During our 2009 fiscal year, we sold approximately 95% of our total distillers grains in the form of DDGS and approximately 5% of our total distillers grains in the form of WDG. Management attributes this shift in the mix of our distillers grains sales with an increase in local demand for WDG during our 2010 fiscal year compared to our 2009 fiscal year. As more of our distillers grains are shipped inside of our local market, we sell more of our distillers grains in the wet form since it is less expensive to produce the WDG. Market factors dictate whether we sell more DDGS versus WDG.
Despite the shift toward WDG, we sold approximately 17% more tons of DDGS during our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase in DDGS sales with increased production of ethanol during the 2010 fiscal year compared to our 2009 fiscal year. As we produce more ethanol, the total tons of distillers grains that we produce also increases. Offsetting the increase in DDGS sales was a decrease of approximately 2% in the average price we received per ton of DDGS sold during our 2010 fiscal year compared to our 2009 fiscal year. During our 2009 fiscal year, uncertainty existed regarding the supply of distillers grains in the market due to the fact that many ethanol producers were reducing production during late 2008 and early 2009. Management believes this resulted in higher distillers grains prices due to increasing demand and lower supplies during our 2009 fiscal year. Further, management believes that distillers grains prices lag behind corn prices. As a result, distillers grains prices during our 2010 fiscal year may not have fully benefited from recent increases in corn prices that we experienced in the second half of our 2010 fiscal year. Management believes corn prices affect the market price of distillers grains since distillers grains are typically used as a feed substitute for corn.
Management anticipates demand for distillers grains will remain steady or increase, especially if corn prices trend higher during our 2011 fiscal year. Management believes that increased revenue from distillers grains sales during times when corn prices are high helps us to somewhat offset our increased cost of goods sold from the higher corn prices.

Carbon Dioxide
On September 1, 2010 Airgas Carbonic, Inc. (“Airgas”) commenced operations at the carbon dioxide facility it has constructed near our plant. Pursuant to our agreement with Airgas, the carbon dioxide facility will purify, liquefy, refine and store carbon dioxide produced as a co-product of our ethanol production process. We expect the new carbon dioxide facility to be another source of revenue for our company.
Cost of Goods Sold
Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. We experienced a decrease in our per gallon cost of goods sold for our 2010 fiscal year compared to our 2009 fiscal year.
Our largest cost associated with the production of ethanol and distillers grains is corn costs. Our per gallon cost of for corn during our 2010 fiscal year was approximately 5% lower than the amount we paid during our 2009 fiscal year. Our lower per gallon cost of corn is primarily due to increased production levels which led to a 6% increase in ethanol yield at our facility. The total bushels of corn that we purchased during our 2010 fiscal year was approximately 8% greater compared to our 2009 fiscal year. This increase in corn purchases was due to our increased ethanol and distillers grains production during our 2010 fiscal year compared to our 2009 fiscal year. Offsetting this increase in the total bushels of corn we purchased was a decrease in our average cost per bushel of corn. However, market corn prices started to increase during our 2010 fiscal year starting in July and continuing into the middle of December 2010. Management attributes this increase in corn prices with uncertainty regarding weather factors that resulted in decreased yields in some parts of the United States. This led to fears regarding an imbalance between corn supply and demand which had a negative impact on corn prices. Management anticipates that corn prices will continue to be volatile until corn planting and thereafter will be subject to weather factors that may influence corn prices during the 2011 growing season.
Management anticipates that natural gas prices will remain steady during our 2011 fiscal year unless demand significantly increases due to improved global economic conditions. Management anticipates that our natural gas consumption may increase during our 2011 fiscal year due to increased ethanol and distillers grains production compared to 2010 and 2009.
Our other costs of goods sold include denaturant, process chemicals, electricity, transportation, depreciation, hedging activity and direct labor. Together these costs represent approximately 16% of our cost of goods sold for our 2010 fiscal year. We do not anticipate these costs to be as volatile as our corn and natural gas expenses. However, our transportation, electrical and denaturant costs are directly tied to the price of energy generally and, therefore, may fluctuate along with the price of petroleum based energy products.
General and Administrative Expenses
Our general and administrative expenses as a percentage of revenues were 2.2% for the fiscal year ended September 30, 2010 compared to 3.1% for the fiscal year ended September 30, 2009. General and administrative expenses consist primarily of payroll, employee benefits, and professional fees. During our fiscal year ended September 30, 2009, we incurred significant professional fees in connection with the management of our credit agreement.
Other (Expense)
We had total other expense for the fiscal year ended September 30, 2010 of approximately $8,645,000 compared to September 30, 2009 of approximately $11,200,000, resulting primarily from our interest expense for the period. Interest expense for the period was approximately $9,768,000 which was offset by an unrealized gain of approximately $1,115,000 for the change in fair value of our interest rate swap agreement.
Net (Loss)
Our net loss from operations for the fiscal year ended September 30, 2010 was approximately 1.07% of our revenues, compared to 17.1% of our revenues for the same period ended 2009. This loss is primarily a result of slim operating margins and multiple operating issues faced at the plant. We experienced a significant power disruption that negatively impacted the plant for an extended period of time during the month of July 2010. We have corrected the mechanical failures and improved staffing to ensure that the plant will run properly in the future.

Since commencing operations in October 2008, we have successfully created robust demand in our local markets and are now selling 95 percent of our ethanol and 100 percent of our distillers grains to the truck market in the southeastern United States. The development of these local markets for our products, our use of an increasing amount of local corn and a rebounding national demand for gasoline and ethanol have created favorable operating margins for our company in the first quarter of our fiscal year ending September 30, 2011.
Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal year ended September 30, 2010 and 2009.

	Twelve Months ended	Twelve Months ended
	September 30, 2010	September 30, 2009
Production:
Ethanol sold (gallons)	89,013,569	79,537,767
Dried distillers grains sold (tons)	250,789	214,039
Wet distillers grains sold (tons)	75,667	7,342
Revenues:
Ethanol average price per gallon	1.897	1.708
Dried distillers grains revenue per gallon of ethanol sold	.367	.376
Wet distillers grains revenue per gallon of ethanol sold	.018	.005
Other	.007	.005
Total revenue per gallon of ethanol sold	2.289	2.094
Costs:
Corn cost per gallon of ethanol sold (including freight)	1.582	1.657
Overhead and other direct costs per gallon of ethanol sold	.510	.589
Total cost per gallon of ethanol sold	2.092	2.246
Three Month Period Ended September 30, 2010 and 2009
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2010 and 2009.

	Quarter Ended		Quarter Ended
	September 30, 2010		September 30, 2009
Income Statement Data	Amount	%	Amount	%
Revenues	51,480,330	100.00%	46,337,542	100.00%

Cost of Goods Sold	50,224,044	97.56%	47,657,806	102.85%

Gross (Loss)	1,256,286	2.44%	(1,320,264)	(2.85)%

General and Administrative Expenses	1,354,157	2.63%	1,270,453	2.74%

Operating (Loss)	(97,871)	(0.19)%	(2,590,717)	(5.59)%

Other (Expense)	(3,246,304)	(6.31)%	(1,925,519)	(4.16)%

Net (Loss)	(3,344,175)	(6.50)%	(4,516,236)	(9.75)%

The following table shows additional data regarding the percentage of change from September 30, 2010 from September 30, 2009, in production and price levels for our primary inputs and products.

Percentage of Increase (Decrease) for
comparison of Three Months Ended
September 30, 2010 to
September 30, 2009
Production:
Ethanol sold (gallons)	2.1%
Dried distillers grains sold (tons)	16.7%
Wet distillers grains sold (tons)	376.2%
Revenues:
Ethanol average price per gallon	8.7%
Dried distillers grains revenue per gallon of ethanol sold	13.4%
Wet distillers grains revenue per gallon of ethanol sold	180.0%
Other Revenue	(17.7%)
Total revenue per gallon of ethanol sold	8.9%
Costs:
Corn cost per gallon of ethanol sold (including freight)	.6%
Overhead and other direct costs per gallon of ethanol sold	12.7%
Total cost per gallon of ethanol sold	3.6%
Changes in Financial Condition for Fiscal Years Ended September 30, 2010 and 2009
We experienced an increase in our current assets at September 30, 2010 compared to our fiscal year ended September 30, 2009. We had approximately $586,000 more cash on hand at September 30, 2010 compared to September 30, 2009. We also experienced an increase of approximately $2,241,000 in inventory at September 30, 2010 compared to September 30, 2009. Additionally, at September 30, 2010 we had accounts receivable of approximately $5,088,000 compared to $4,081,000 accounts receivable at September 30, 2009.
Our net property and equipment was slightly lower at September 30, 2010 compared to September 30, 2009 as a result of additions of property and equipment, offset by our current year depreciation.
We experienced an increase in our total current liabilities at September 30, 2010 compared to September 30, 2009. We experienced an increase of approximately $1,877,000 in the current portion of our long-term debt at September 30, 2010 compared to September 30, 2009. Accounts payable and accrued expenses also increased by approximately $2,736,000 at September 30, 2010 compared to September 30, 2009.
We experienced a decrease in our long-term liabilities as of September 30, 2010 compared to September 30, 2009, primarily as a result of decreases in our long-term notes payable. At September 30, 2010, we had approximately $94,482,000 outstanding in the form of long-term loans, compared to approximately $103,325,000 at September 30, 2009. This decrease is attributed to payments on our long-term loans.
Liquidity and Capital Resources
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ending September 30, 2010, the Company has generated losses of approximately $2,175,000 and has experienced liquidity restraints due to limits on its working capital line of credit. These liquidity restraints raise concern about whether the Company will continue as a going concern.

On June 7, 2010 we amended our Senior Credit Agreement and our Accounts Agreement with WestLB. Pursuant to the amended agreements, we are required to maintain a certain level of working capital. In the event we are unable to meet the level of working capital required under the amended loan agreements we will be assessed a five percent (5%) fee on the outstanding loans for any quarter we are not in compliance. The Company did not meet the working capital deficit requirement of ($9,000,000) as of September 30, 2010. The resulting penalty interest of approximately $1,375,000 has been charged to interest expense as of September 30, 2010 and included as a long term liability. This fee payment is in addition to the interest we are required to pay on our outstanding debt pursuant to our original loan agreements. This additional interest fee has been accrued and will be due February 2015, the final maturity date our outstanding loans with West LB. Furthermore, and regardless of whether we have maintained the required level or working capital, we will be required to make an additional quarterly principal payment of $150,000 toward our outstanding working capital loan balance. This arrangement is distinct from the borrowing base formula and borrowing base certificates previously utilized to monitor compliance with our working capital loans. This amendment also removed the borrowing base default triggers from the terms of the loan, thereby removing the requirement for waivers. Throughout our fiscal year ended September 30, 2010, we have made every payment of principal or interest to our lender.
In the late summer of 2010, the Company hired an outside 3rd party to look at the efficiency of the plant and provide suggestions and solutions to increase the operational effectiveness. These studies have been completed and outlined several areas where the Company could make improvements. Some of the improvements were immediately implemented with positive results already being shown. The Company believes that with improvements already implemented and the additional improvement being made, that the operational efficiency of the plant will increase significantly, allowing the plant to run profitably. Additionally, the Company’s profitability is also dependent upon a number of other factors noted elsewhere in these financial statements, including stable and positive crush margins. In addition, the Company is continually exploring different avenues on its working capital line of credit and to ensure enough funding for the debt reserve fund. These options may include negotiating different terms with the lender, raising additional capital or subordinated debt, finding another funding source for working capital or a combination of the above. Management is aggressively looking at its different options and anticipates finding a solution to their liquidity issues. Management believes that once they solve their working capital needs, they will be able to better manage the commodity risk by being able to utilize futures and options more frequently and to lock in positive crush margin. By being able to better take advantage of positive crush margin and with the plant running more efficiently, management believes together this will provide enough cash flow and liquidity for the plant. However, there can be no assurances that such operational efficiencies will provide the Company with sufficient additional cash flow to fund its operations for fiscal year 2011.
The following table shows cash flows for the fiscal years ended September 30, 2010 and 2009:

	Year ended September 30,
	2010	2009
Net cash from (used for) operating activities	$7,896,288	$(23,157,338)
Net cash (used for) investing activities	$(75,804)	$(5,284,882)
Net cash provided by (used for) financing activities	$(7,234,018)	$20,756,242
Cash Flow From (Used For) Operations
We experienced a significant increase in net cash from operating activities of approximately $31,000,000 during our fiscal year ended September 30, 2010 as compared to the same period of 2009. This change in cash from our operating activities resulted primarily from a positive swing of approximately $23,000,000 in our gross margin for our 2010 fiscal year compared to our 2009 fiscal year and an increase in our accounts payable. During our 2010 fiscal year, our capital needs were being adequately met primarily through cash from our credit facilities and through our operating activities.
Cash Flow Used For Investing Activities
We experienced a decrease in the cash we used for investing activities during our 2010 fiscal year compared to our 2009 fiscal year primarily due to less property and equipment purchased for our 2010 fiscal year and less funding of the cash reserve fund.
Cash Flow From (Used In) Financing Activities
We received significantly less cash for financing activities during our 2010 fiscal year compared to our 2009 fiscal year primarily as a result of our long-term debt obligations being finalized during our fiscal year ended September 30, 2009. Our cash used for activities during our 2010 fiscal year primarily related to paying down our long-term debt.

Financial Results
During our fiscal year ended September 30, 2010 we incurred a net loss of approximately $2,200,000. This loss was after our payment of interest expense of approximately $9,768,000. From fiscal year ended September 30, 2009 to the fiscal year ended September 30, 2010, we generated approximately $203,500,000 revenue from operations. Our net loss for the fiscal year ended September 30, 2010 is primarily a consequence of slim operating margins in conjunction with significant interest expense associated with our existing debt obligations.
As of September 30, 2010, we have total assets of approximately $170,700,000 consisting primarily of inventory and property and equipment. Our current assets for the same period are approximately $16,600,000, consisting primarily of accounts receivable and inventory. As of September 30, 2010, we have current liabilities of approximately $40,200,000 consisting primarily of accounts payable, a revolving line of credit, accrued expenses, and accrued interest. Our current liabilities for the same period in 2009 were $34,800,000. Our long-term debt obligations total approximately $94,500,000, excluding the current portion of our long-term debt. For the same period in 2009, our long-term debt obligations were $103,000,000. Total members’ equity as of September 30, 2010, was approximately $32,500,000 compared to $34,500,000 for the same period in 2009.
Senior Credit Facility
On November 20, 2007, First United and Southwest Georgia Ethanol, LLC (“SWGE”), our wholly owned subsidiary, entered into a senior credit agreement with WestLB that provides for (1) a construction loan facility in an aggregate amount of up to $100,000,000, which converted to a term loan on February 20, 2009 (“Conversion Date”) that matures on February 20, 2015 (the “Final Maturity Date”); and (2) a working capital loan in an aggregate amount of up to $15,000,000 which matures February 20, 2011. The primary purpose of the credit facility was to finance the construction and operation of the Company’s ethanol plant.
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
As of September 30, 2010 and 2009, the Company had drawn $13,784,129 on the $15,000,000 working capital loan.
On June 7, 2010, the Company executed the Sixth amendment to its Senior Credit Agreement and its Fourth amendment to its Accounts Agreement with WestLB. Pursuant to the amended agreements, the Company is required to maintain a certain level of working capital. Pursuant to the amended loan agreements the Company is required to have a working capital deficit of ($9,000,000) or less as of September 30, 2010, and ($7,000,000) or less as of December 31, 2010. Subsequent to December 31, 2010, the working capital deficit requirement will remain at ($7,000,000) for the term of the loan.

The Company did not meet the working capital deficit required of ($9,000,000) as of September 30, 2010. The resulting penalty interest of approximately $1,375,000 has been charged to interest expense as of September 30, 2010 and included as a long term liability.
Subordinated Debt
The Company has a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. The Company is required to maintain a debt service reserve with the Bond Trustee of at least $1,180,000. This note is subordinated to the West LB debt agreement, which currently prohibits the Company from making any debt service payments. As a result, the Bond Trustee made the annual interest and principal payment to the bond holders of approximately $1,339,000 in December 2009 from the debt service reserve. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note with annual principal payments each December due to the bond holders in 2010 of $635,000, in 2011 of $530,000, in 2012 of $570,000, in 2013 of $615,000, in 2014 of $660,000 and $6,240,000 thereafter. The $635,000 due in 2010 has been classified as a current maturity of long-term debt per the agreement. However any payment will come from the debt service fund due to the subordination.
On June 30, 2009, SWGE entered into a subordinated promissory note agreement in the amount of $3,977,545 due Fagen, Inc., a related party, for the remaining design-build contract balance. The note bears interest at 4% through June 30, 2010 and 8% thereafter through maturity on June 30, 2011. Interest is payable quarterly. The first principal payment of $500,000 was due as of September 30, 2009 along with an annual principal payment of $1,738,772 that was due June 30, 2010. The final payment of $1,738,772 is due June 30, 2011. This note is subordinated to the West LB debt agreement, which currently prohibits the Company from making the principal payments on the schedule described above. The note of $3,977,545 is included in current maturities of long-term debt per the agreement. However, the earliest any payment will likely be made is in 2014.
Other Notes Payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years (maturity in August 2012) with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $136,244 and $202,050 as of September 30, 2010 and 2009, respectively.
Our long-term debt outstanding as of September 30, 2010 is summarized as follows:

	September 30,	September 30,
	2010	2009
West LB Construction Loan, variable interest rates from 4.00% to 4.28%	$92,200,000	98,500,000
Subordinated Fagen Note, interest rate of 4.0% through June 20, 2010 and 8% thereafter	3,977,545	3,977,545
Subordinated debt facility, interest rate of 7.5%	9,250,000	9,850,000
Notes payable John Deere Credit, interest rate of 5.3%	136,244	202,050
	115,563,789	112,529,595
Less current portion	(11,081,911)	(9,204,578)
Long-term debt outstanding as of September 30:	$94,481,878	103,325,017

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
The Company has also managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at September 30, 2010 and 2009 was $25,182,610 and $47,508,877, respectively. The effect of the swap is to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance. The swap is designated as a non-hedge derivative and is accounted for as mark to market. The estimated fair value of this agreement at September 30, 2010 and 2009, was a liability of approximately $657,000 and $1,772,000, respectively.
Derivatives not designated as hedging instruments at September 30, 2010 and 2009 were as follows:

	Balance Sheet	September 30,	September 30,
	Classification	2010	2009

Futures and options contracts	(Current Liabilities)	$—	$(61,325)
Interest rate swap	(Current Liabilities)	(525,658)	(817,718)
Interest rate swap	(Non-Current Liabilities)	(131,414)	(954,004)

	Statement of Operations	September 30,	September 30,
	Classification	2010	2009
Net realized and unrealized gains (losses) related to futures and options contracts — ethanol	Revenues	$(13,780)	$—
Net realized and unrealized gains related to futures and options contracts — corn	Cost of Goods Sold	51,203	1,078,187
Net realized and unrealized (losses) related to the interest rate swap	Other non-operating (expense)	(373,490)	(2,485,401)
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at September 30, 2010.
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
Employees
We currently have 60 full-time employees. Approximately nine of our employees are involved primarily in management and administration, and the remainder will be involved primarily in plant operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than derivatives.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members
First United Ethanol, LLC
We have audited the accompanying consolidated balance sheets of Advanced First United Ethanol, LLC and subsidiary as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First United Ethanol, LLC and subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended in conformity with United States generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered losses from operations. This has created liquidity restraints due to limits on its working capital line of credit, which together raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
December 29, 2010

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	September 30, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$586,466	$—
Trade receivables, net of allowance for doubtful accounts of approximately $30,000 and $53,500, respectively	5,088,073	4,080,745
Due from broker	457	109,700
Inventory	9,859,841	7,619,273
Other assets	1,100,281	75,714

Total current assets	16,635,118	11,885,432

PROPERTY AND EQUIPMENT
Office building, furniture and equipment	1,103,781	808,949
Land and improvements	2,508,148	1,000,000
Plant buildings and equipment	161,482,167	163,069,329

	165,094,096	164,878,278
Less accumulated depreciation	(17,553,797)	(8,840,707)

	147,560,299	156,037,571

RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	2,779,643	4,269,662

FINANCING COSTS, net of amortization of $2,894,432 and $1,876,558	3,723,702	4,483,577

TOTAL ASSETS	$170,698,762	$176,676,242

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$—	$81,555
Revolving line of credit	13,634,129	13,784,129
Current portion of long-term debt	11,081,911	9,204,578
Current portion of capital lease obligations	1,706,620	1,019,029
Current portion of interest rate swap liability	525,658	817,718
Accounts payable and accrued expenses	11,979,176	9,243,647
Accrued interest	847,363	615,625
Deferred revenue	411,423	—
Derivative financial instruments	—	61,325

Total current liabilities	40,186,280	34,827,606

INTEREST RATE SWAP LIABILITY	131,414	954,004

CAPITAL LEASE OBLIGATIONS	2,007,748	3,073,996

ACCRUED INTEREST	1,374,686	—

LONG-TERM DEBT	94,481,878	103,325,017

TOTAL LIABILITIES	183,182,006	142,180,623

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 81,984 units issued and outstanding	77,422,691	77,226,361
Accumulated deficit	(44,905,935)	(42,730,742)

Total members’ equity	32,516,756	34,495,619

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$170,698,762	$176,676,242

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ending	Year ending
	September 30, 2010	September 30, 2009

Revenues	$203,485,521	$166,561,773
Cost of goods sold	192,493,946	178,695,057

Gross profit (loss)	10,991,575	(12,133,284)

General and administrative expenses	4,521,297	5,123,484

Operating income (loss)	6,470,278	(17,256,768)

Other income (expense)
Unrealized gain (loss) on interest rate swap	1,114,650	(1,140,395)
Interest expense	(9,767,774)	(10,077,221)
Interest income	7,653	9,414

	(8,645,471)	(11,208,202)

Net loss	$(2,175,193)	$(28,464,970)

Net loss per unit (Basic and Diluted)	$(26.53)	$(361.82)

Weighted average units outstanding	81,984	78,671

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ending	Year ending
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,175,193)	$(28,464,970)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	8,698,530	8,800,499
Amortization	1,017,875	1,002,161
Non-cash compensation expense	196,330	146,175
Loss on sale of equipment	5,815	—
Unrealized (gain) loss on interest rate swap	(1,114,650)	1,140,395
Provision (recovery) of doubtful receivables	(7,500)	53,468
Changes in assets and liabilities:
(Increase) in trade receivables	(999,828)	(4,134,213)
(Increase) decrease in due from broker	109,243	(109,700)
(Increase) in inventory	(2,240,568)	(3,077,174)
(Increase) decrease in other assets	(1,024,567)	1,166,696
Increase in accounts payable and accrued expenses	3,474,279	572,693
Increase (decrease) in accrued interest payable	1,606,424	(314,693)
Increase in deferred revenue	411,423	—
Increase (decrease) in derivative financial instruments	(61,325)	61,325

Net cash provided by (used in) operating activities	7,896,288	(23,157,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(50,000)	—
Proceeds received from sale of euipment	755	—
Purchase of property and equipment, net of returns	(227,828)	(2,259,314)
Release (funding) of restricted cash balance	201,269	(3,025,568)

Net cash (used in) investing activities	(75,804)	(5,284,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	18,988,632
Payment of financing costs	(258,000)	—
Repayment of long-term debt and capital lease obligations	(6,744,463)	(2,235,624)
Proceeds from revolving line of credit	—	2,384,129
Payments on revolving line of credit	(150,000)	(500,000)
Proceeds from sale of units	—	2,037,550
Excess of outstanding checks over bank balance	(81,555)	81,555

Net cash provided by (used in) financing activities	(7,234,018)	20,756,242

Increase (decrease) in cash and cash equivalents	586,466	(7,685,978)

Cash and cash equivalents, beginning of period	—	7,685,978

Cash and cash equivalents, end of period	$586,466	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,143,475	$9,389,753

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayment of notes and interest payable paid by Bond Trustee	$1,338,750	$900,000
Assets acquired under capital lease or financing arrangement	—	4,612,472
Accrued expenses reclassed to subordinated debt	—	3,977,544
Deferred revenue applied to property & equipment	—	50,000
See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
STATEMENT OF CHANGES IN MEMBERS’ EQUITY

		Membership	Accumulated
	Units	contributions	(deficit)	Total

Balance, September 30, 2008	76,610	$75,042,636	$(14,265,772)	$60,776,864

Unit-based compensation expense for unit options to employees		146,175	—	146,175

Membership units issued	5,369	2,032,550	—	2,032,550

Membership unit options exercised	5	5,000	—	5,000

Net loss for the year ended September 30, 2009		—	(28,464,970)	(28,464,970)

Balance, September 30, 2009	81,984	$77,226,361	$(42,730,742)	$34,495,619

Unit-based compensation expense for unit options to employees		196,330	—	196,330

Net loss for the year ended September 30, 2010		—	(2,175,193)	(2,175,193)

Balance, September 30, 2010	81,984	$77,422,691	$(44,905,935)	$32,516,756

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC and subsidiary (the “Company”) is located near Camilla, Georgia. The Company operates a 100 million gallon name plate capacity ethanol plant with distribution within the United States. The Company formally began ethanol operations in October 2008.
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
Trade Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received.
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
Financing Costs
Financing costs associated with the loans discussed in Note 7 and are recorded at cost and include expenditures directly related to securing debt financing. The Company is amortizing these costs using the effective interest method over the term of the agreement. The financing costs are included in interest expense in the statement of operations.

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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected undiscounted future cash flows from operations. Management has determined that its projected undiscounted future cash flows from operations exceed the carrying value of the plant and that no impairment exists at September 30, 2010.
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
The Company enters into short-term cash, options and futures contracts as a means of securing corn pricing for the ethanol plant and managing exposure to changes in commodity prices. The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations. The Company’s specific goal is to protect the Company from large moves in commodity costs. All derivatives will be designated as non-hedge derivatives for accounting purposes and the contracts will be accounted for at fair value. Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.
To ensure an adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and its major suppliers. At September 30, 2010, the Company had fixed price contracts totaling approximately $6,594,000 based upon the average per bushel price.
The Company has also managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at September 30, 2010 and 2009 was $25,182,610 and $47,508,877, respectively. The effect of the swap is to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance. The swap is designated as a non-hedge derivative and is accounted for as mark to market. The estimated fair value of this agreement at September 30, 2010 and 2009, was a liability of approximately $657,000 and $1,772,000, respectively.
Derivatives not designated as hedging instruments at September 30, 2010 and 2009 were as follows:

	Balance Sheet	September 30,	September 30,
	Classification	2010	2009

Futures and options contracts	(Current Liabilities)	$—	$(61,325)
Interest rate swap	(Current Liabilities)	(525,658)	(817,718)
Interest rate swap	(Non-Current Liabilities)	(131,414)	(954,004)

	Statement of
	Operations	September 30,	September 30,
	Classification	2010	2009

Net realized and unrealized (Losses) related to futures and options contracts — ethanol	Revenue	$(13,780)	$—

Net realized and unrealized gains related to futures and options contracts — corn	Cost of Goods Sold	51,203	1,078,187
Net realized and unrealized (losses) related to the interest rate swap	Other non-operating (expense)	(373,490)	(2,485,401)
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured.
Revenue from the production of ethanol and related products is recorded at the time title and all risks of ownership transfer to customers, which is typically upon loading and shipping of the product from the facility. Commissions are included in cost of goods sold. In addition, shipping and handling costs incurred by the Company for the sale of ethanol and related products are included in cost of goods sold.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
Revenue Recognition
Revenue by product is as follows for the years ending September 30, 2010 and 2009:

	2010	2009
Ethanol	$168,878,551	$135,876,057
Distillers’ Grain	34,291,364	30,317,887
Other	315,606	367,829

Total	$203,485,521	$166,561,773

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
Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local authorities for the years before 2007.
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, derivative instruments, trade receivables, accounts payable, accrued expenses. Management believes the fair value of each of these financial instruments approximates their carrying value on the balance sheet as of the balance sheet date. The fair value of current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments. The Company believes it is not practical to estimate the fair value of the long-term debt.
Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market.
The Company’s operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.
The current U.S. economic condition has reduced the nation’s demand for energy. In addition, the VEETC credit of $0.45 is set to expire in December 2011, creating additional uncertainty to the future of ethanol production. The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates. As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service. In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant. The Company will continue to evaluate crush margins on a regular basis. Based on the Company’s operating plan and the borrowing capacity, management believes it has the capital to meet its obligations throughout the next twelve month period.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
NOTE 2. INVENTORIES
A summary of inventories at September 30, 2010 and September 30, 2009 is as follows:

	September 30,	September 30,
	2010	2009

Corn	$4,943,188	$3,958,543
Denaturant and chemical supplies	432,434	287,640
Work in process	1,902,712	1,095,000
Ethanol	1,618,807	1,649,895
Distiller grains	962,700	628,195

Total	$9,859,841	$7,619,273

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
Initial investors purchased 600 units at $333.33 per unit in March 2005 and 2,000 units at $500 per unit in September 2005. In conjunction with a filing with the U.S. Securities and Exchange Commission, the Company issued 74,010 units at an offering price of $1,000 per unit closing in June 2007. In May 2009, the Company issued 5,369 units at an offering price of $500 per unit for investments up to $1,000,000 and an offering price of $333 per unit for investments exceeding $1,000,000 in conjunction with a private placement. Also during the year ending September 30, 2009, 5 units were issued upon the partial exercise of a unit option under the Company’s Unit Option Plan (see Note 5).
In August 2010, the Board of Directors voted to begin the process of reclassification and reorganization of the Company’s membership units. The Company filed a definitive proxy statement with the SEC on October 15, 2010 giving notice to the unit holders of a special meeting in which they will be asked to approve a proposed Third Amended and Restated Operating Agreement. The result of such amendment and restatement will be the reclassification of the Company’s units into newly authorized Class A, Class B and Class C Units. If the transaction is completed, the units of the Company’s unit holders of record who hold 100 or more of common equity units will be renamed as Class A Units. Unit holders of record who hold at least 99 units but no more than 21 units will receive one Class B Unit for each common equity unit held by such unit holders immediately prior to the effective time of the reclassification. Unit holders of record who hold 20 or fewer units will receive one Class C Unit for each common equity unit held by such unit holders immediately prior to the effective time of the reclassification. The effect of the reclassification will be to reduce the recorded number of unit holders of the Company’s common equity units to less than 300. This would enable the Company to voluntarily terminate the registration of its units under the Securities and Exchange Act of 1934 and remove its public reporting obligations.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
NOTE 4. RELATED PARTIES
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.2% of the outstanding units. In addition, the Company has a subordinated promissory note due Fagen, Inc. in the amount of $3,977,545 as of September 30, 2010 and 2009.
The Company purchased corn at market prices in the amount of $1,990,862 and $1,432,101 for the years ending September 30, 2010 and 2009, respectively, from certain Directors in the normal course of business.
NOTE 5. UNIT OPTION PLAN
The Company adopted the First United Ethanol, LLC Membership Unit Option Plan (the Plan) during April 2007. The Plan permits the grant of unit options and units to its employees for up to 1,532 units. The Company believes that such awards better align the interests of its employees with those of its members. Option awards are generally granted with an exercise price equal to the market price of the Company’s units at the date of grant; those option awards generally vest over three to five years of continuous service and have ten-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control or termination without cause (as defined in the Plan).
Accounting standards require an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.
The Company uses a Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying unit, and the expected dividend on the unit as discussed below. There were no options granted during the year ending September 30, 2010 and 383 units granted during the year ending September 30, 2009.
Because the Company did not have specific historical or implied volatility information available due to beginning operations in October 2008, expected volatility was based on the historical, or implied volatility of similar entities with publicly available share or option prices. The expected term represents the estimated average period of time that the options remain outstanding using the “simplified” method. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.
Accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future non-vested option forfeitures at 0% as of September 30, 2010 and 2009. The fair value of options granted for the year ended September 30, 2009 for the awards granted in 2009 was approximately $600 per unit based on the following assumptions in the Black Scholes Model:

2009

Expected volatility	66%
Expected dividends	—
Expected term (in years)	6
Risk-free interest rate	2.96%

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
A summary of option activity under the Plan as of September 30, 2010 and 2009, and changes during the years then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Units	Price	Term

Outstanding at September 30, 2008	573	1,000	9.25
Granted	383	1,000	10
Exercised	(5)	1,000	—
Forfeited	—	—	—

Outstanding at September 30, 2009	951	1,000	8.80

Outstanding at September 30, 2010	951	1,000	7.80

Exercisable at September 30, 2010	682	$1,000	$—

As of September 30, 2010, there was approximately $170,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of 2 years.
NOTE 6. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in property and equipment as of September 30, 2010 and 2009. Accumulated depreciation totaled $31,532 and $15,766 for the years ending September 30, 2010 and 2009, respectively.
The Company entered into an Excess Facilities Charge Agreement with Georgia Power Company in which Georgia Power installed a power substation to augment the Company’s power system. The cost of the substation is charged to the Company over a three year period requiring annual payments of principal and interest totaling $686,309 beginning June 30, 2009. The Company has accounted for this agreement as a capital lease. The present value of future payments due under the lease of $1,834,512 is included in property and equipment as of September 30, 2010 and 2009. Accumulated depreciation totaled $183,451 and $91,726 for the years ending September 30, 2010 and 2009, respectively.
The Company also entered into a Natural Gas Facilities Agreement with the City of Camilla for a high pressure gas main to serve the plant and purchase natural gas from the City of Camilla. The City of Camilla owns and operates the gas main and leases its usage to the Company. The agreement calls for a monthly facilities charge, in addition to the normal consumption charges, equal to the cost of the installation of the gas main over an 80 month period beginning June 2009 and requiring principal and interest payments of approximately $43,000 each month. The Company has accounted for the facilities lease charges as a capital lease. The present value of future payments under the lease of $2,777,960 is included in as an asset in property and equipment as of September 30, 2010 and 2009. Accumulated depreciation totaled $277,796 and $138,898 for the years ending September 30, 2010 and 2009, respectively.

	September 30,	September 30,
	2010	2009

De Lage Landen Financial Services, 60 months, interest rate of 7.5%	$96,778	$126,327
Georgia Power Substation lease, 36 months, interest rate of 5.85%	1,299,364	1,299,364
Natural Gas Facilities lease, 80 months, interest rate of 6.59%	2,318,226	2,667,334

	3,714,368	4,093,025
Less current portion	(1,706,620)	(1,019,029)

	$2,007,748	$3,073,996

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
Future minimum payments, by year, under the capital lease are due as follows:

Year ending September 30:
2011	$1,927,359
2012	554,743
2013	548,406
2014	516,722
2015	516,722
Thereafter	167,593

Total future minimum lease payments	4,231,545
Amounts representing interest	(517,177)

Present value of future net minimum lease payments	$3,714,368

The Company also entered into operating leases with Trinity Industries Leasing Company for the use of rail cars and tanker cars. The tanker car lease expires November 2017 and the rail car lease expires February 2012. During the year ending September 30, 2009, the Company determined that a portion of the tanker cars under the non-cancelable lease will not be utilized and have no future benefit. Accordingly, the Company recorded a liability and a charge to income in the amount $745,000 for the future lease payments associated with the unused tanker cars. The remaining accrual as of September 30, 2010 and 2009 was $149,000 and $745,000, respectively. In February and March 2010, the Company signed sublease agreements for a portion of the tanker cars through December 2010 and March 2012 and recorded sublease income for the year ending September 30, 2010 of approximately $294,000. The total remaining minimum lease commitments under non-cancelable operating leases are as follows:

Year ending September 30:
2011	$1,874,000
2012	1,042,000
2013	447,000
2014	447,000
2015	447,000
Thereafter	522,000

Total minimum operating lease payments	$4,779,000

NOTE 7. DEBT FINANCING ARRANGEMENTS
The Company’s long-term debt outstanding as of September 30, 2010 and 2009 is summarized as follows:

	September 30,	September 30,
	2010	2009

West LB Term Loan, variable interest rates from 4.00% - 4.28%	$92,200,000	$98,500,000
Subordinated Fagen note, 4% through June 30, 2010 and 8% thereafter	3,977,545	3,977,545
Subordinated debt facility, interest rate of 7.5%, described below	9,250,000	9,850,000
Notes payable John Deere Credit, interest rate of 5.3%, described below	136,244	202,050

	105,563,789	112,529,595
Less current portion	(11,081,911)	(9,204,578)

	$94,481,878	$103,325,017

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
The maturities of long-term debt at September 30, 2010 are as follows:

Year ending September 30:
2011	$11,081,911
2012	6,996,878
2013	6,970,000
2014	6,715,000
2015	67,560,000
Thereafter	6,240,000

Total	$105,563,789

West LB Credit Arrangement — Senior Debt
SWGE entered into a senior credit agreement that provided for (1) a construction loan facility in an aggregate amount of up to $100,000,000, which converted to a term loan on February 20, 2009 (“Conversion Date”) that matures on February 20, 2015 (the “Final Maturity Date”); and (2) a working capital loan in an aggregate amount of up to $15,000,000 which matures February 20, 2011. The primary purpose of the credit facility was to finance the construction and operation of the Company’s ethanol plant.
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
As of September 30, 2010 and 2009, the Company had drawn $13,784,129 on the $15,000,000 working capital loan.
On June 7, 2010, the Company executed the Sixth amendment to its Senior Credit Agreement and its Fourth amendment to its Accounts Agreement with WestLB. Pursuant to the amended agreements, the Company is required to maintain a certain level of working capital. Pursuant to the amended loan agreements, the Company is required to have a working capital deficit of ($9,000,000) or less as of September 30, 2010, and ($7,000,000) or less as of December 31, 2010. Subsequent to December 31, 2010, the working capital deficit requirement will remain at ($7,000,000) for the term of the loan.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
In the event the Company is unable to meet the level of working capital required under the amended loan agreements the Company will be assessed a five percent (5%) interest fee on the outstanding loans for any quarter for which it is not in compliance. This fee payment is in addition to the interest the Company is required to pay on its outstanding debt pursuant to the original loan agreements. This additional interest fee will be accrued and due February 2015, the final maturity date for the Company’s outstanding term loan with West LB. Furthermore, and regardless of whether the Company has maintained the required level of working capital, the Company will be required to make an additional quarterly principal payment of $150,000 toward its outstanding working capital loan balance for each quarter beginning September 30, 2010. This arrangement is distinct from the borrowing base formula and borrowing base certificates previously utilized to monitor compliance with the Company’s working capital loan. This amendment also removes the borrowing base financial covenant from the terms of the loan, thereby removing the requirement for waivers.
The Company did not meet the working capital deficit of ($9,000,000) required as of September 30, 2010. The resulting penalty fee of approximately $1,375,000 has been charged to interest expense as of September 30, 2010 and included as a long term liability.
Subordinated Debt Facility
The Company has a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. The Company is required to maintain a debt service reserve with the Bond Trustee of at least $1,180,000. This note is subordinated to the West LB debt agreement, which currently prohibits the Company from making any debt service payments. As a result, the Bond Trustee made the annual interest and principal payment to the bond holders of approximately $1,339,000 in December 2009 from the debt service reserve. The funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note with annual principal payments each December due to the bond holders in 2010 of $635,000, in 2011 of $530,000, in 2012 of $570,000, in 2013 of $615,000, in 2014 of $660,000 and $6,240,000 thereafter. The $635,000 due in 2010 has been classified as a current maturity of long-term debt per the agreement. However any payment will likely come from the debt service fund due to the subordination.
Subordinated Fagen Note
On June 30, 2009, SWGE entered into a subordinated promissory note agreement in the amount of $3,977,545 due Fagen, Inc., a related party, for the remaining design-build contract balance. The note bears interest at 4% through June 30, 2010 and 8% thereafter through maturity on June 30, 2011. Interest is payable quarterly. The first principal payment of $500,000 was due as of September 30, 2009 along with an annual principal payment of $1,738,772 that was due June 30, 2010. The final payment of $1,738,772 is due June 30, 2011. This note is subordinated to the West LB debt agreement, which currently prohibits the Company from making the principal and interest payments on the schedule described above. The note of $3,977,545 is included in current maturities of long-term debt per the agreement. However, the earliest any payment will likely be made is in 2014.
Other Notes Payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years (maturity in August 2012) with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $136,244 and $202,050 as of September 30, 2010 and 2009, respectively.
NOTE 8. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilized certain assumptions that participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observable inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

• Level 1 Observable inputs -	unadjusted quoted prices in active markets for identical assets and liabilities;

• Level 2 Observable inputs -	other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

• Level 3 Unobservable inputs -	includes amounts derived from valuation models where one or more significant inputs are unobservable.
The Company has classified its investments in marketable securities and derivative instruments into these levels depending on the inputs used to determine their fair values. The Company’s investments in marketable securities consist of money market funds restricted by the bond holders which are based on quoted prices and are designated as Level 1. The Company’s derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 and the fair value of the interest rate swap is based on quoted prices on similar assets or liabilities in active markets and discounts to reflect potential credit risk to lenders and are designated as Level 2.
The following table summarizes fair value measurements by level at September 30, 2010:

	Level 1	Level 2	Level 3	Total

Assets:
Investments in marketable securities, included in restricted cash	$258,476	$—	$—	$258.476

Total assets	$258,476	$—	$—	$258,476

Liabilities:
Derivative instruments:
Interest rate swap	$—	$657,072	$—	$657,072

Total liabilities	$—	$657,072	$—	$657,072

The following table summarizes fair value measurements by level at September 30, 2009:

	Level 1	Level 2	Level 3	Total

Assets:
Investments in marketable securities, included in restricted cash	$1,597,109	$—	$—	$1,597,109

Total assets	$1,597,109	$—	$—	$1,597,109

Liabilities:
Derivative instruments:
Commodity positions	$61,325	$—	$—	$61,325
Interest rate swap	—	1,771,722	—	1,771,722

Total liabilities	$61,325	$1,771,722	$—	$1,833,047

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
Certain financial assets and liabilities are measured at fair value on a non-recurring basis; that is the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Liquidity
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of September 30, 2010, we expect operations to generate adequate cash flows to maintain operations. The assumptions assume that we will be able to sell all the ethanol that is produced at the plant.
Commitments and Major Customers
The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under the agreement, the Company will pay the entity $.01 per net gallon for each gallon of ethanol sold via railcar and $.012 per net gallon for ethanol sold via truck. For the years ending September 30, 2010 and 2009, the Company expensed approximately $1,125,000 and $870,000, respectively, under this agreement. Revenues with this customer were approximately $168,879,000 and $135,876,000 for the years ending September 30, 2010 and 2009, respectively. Trade accounts receivable of approximately $2,028,000 and $2,134,000 were due from the customer as of September 30, 2010 and 2009, respectively. This agreement was effective through October 2010, at which time it will automatically renew for an additional two years without written notice.
The Company also has an agreement with an unrelated entity for marketing, selling and distributing the distillers grains with solubles “DDGS” to the rail market and for the supply of grain to the Company. Under the agreement, the Company will pay the entity $.50 per ton for DDGS sold and $.0025 per bushel of grain supplied. In addition, the Company is required to pay the marketer $0.01 per bushel for non-brokered corn purchases. For the years ending September 30, 2010 and 2009, the Company expensed approximately $115,000 and $117,000, respectively, under this agreement. There were no revenues with this customer for the years ending September 30, 2010 and 2009 and no trade accounts receivable due from this customer as of September 30, 2010 and 2009 as the marketer acts purely in the broker capacity.
NOTE 10. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ending September 30, 2010, the Company has generated losses of approximately $2,175,000 and has experienced liquidity restraints due to limits on its working capital line of credit. These liquidity restraints raise concern about whether the Company will continue as a going concern.
In the late summer of 2010, the Company hired an outside 3rd party to look at the efficiency of the plant and provide suggestions and solutions to increase the operational effectiveness. These studies have been completed and outlined several areas where the Company could make improvements. Some of the improvements were immediately implemented with positive results already being shown. The Company believes that with improvements already implemented and the additional improvement being made, that the operational efficiency of the plant will increase significantly, allowing the plant to run profitably. Additionally, the Company’s profitability is also dependent upon a number of other factors noted elsewhere in these financial statements, including stable and positive crush margins. In addition, the Company is continually exploring different avenues on its working capital line of credit and to ensure enough funding for the debt reserve fund. These options may include negotiating different terms with the lender, raising additional capital or subordinated debt, finding another funding source for working capital or a combination of the above. Management is aggressively looking at its different options and anticipates finding a solution to their liquidity issues. Management believes that once they solve their working capital needs, they will be able to better manage the commodity risk by being able to utilize futures and options more frequently and to lock in positive crush margin. By being able to better take advantage of positive crush margin and with the plant running more efficiently, management believes together this will provide enough cash flow and liquidity for the plant. However, there can be no assurances that such operational efficiencies will provide the Company with sufficient additional cash flow to fund its operations for fiscal year 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Our management, including our Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) and Rule 15d — 15(e) under the Exchange Act of 1934, as amended) as of September 30, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the fourth quarter of our 2010 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III.
Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (September 30, 2010).

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2011 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2010 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2011 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2010 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2011 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2010 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2011 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2010 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2011 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2010 fiscal year.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.1	Fourth Amendment to Accounts Agreement between Southwest Georgia Ethanol, LLC and WestLB Ag dated June 7, 2010.	1

10.2	Sixth Amendment to Senior Credit Agreement between Southwest Georgia Ethanol, LLC and WestLB Ag dated June 7, 2010.	1

10.3	Grain Brokerage Agreement between Southwest Georgia Ethanol, LLC and Palmetto Grain Brokerage, LLC dated December 15, 2009.	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to Exhibit of the same number filed with our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010.

(*)	Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: December 29, 2010	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer and Director

Date: December 29, 2010	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2010	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer and Director

Date: December 29, 2010	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer

Date: December 29, 2010	/s/ Miley Adams
Miley Adams, Director

Date: December 29, 2010	/s/ Steve Collins
Steve Collins, Treasurer and Director

Date:
Mark Glass, Director

Date: December 29, 2010	/s/ Donald Shirah
Donald Shirah, Director

Date: December 29, 2010	/s/ Tommy Hilliard
Tommy Hilliard, Vice Chairman and Director

Date: December 29, 2010	/s/ Thomas H. Dollar, II
Thomas H. Dollar, II, Chairman and Director

Date: December 29, 2010	/s/ Robert L. Holden, Sr.
Robert L. Holden, Sr., Director

Date: December 29, 2010	/s/ Kenneth Jack Hunnicutt
Kenneth Jack Hunnicutt, Director

Date:
Ralph Powell, Director

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

10.1	Fourth Amendment to Accounts Agreement between Southwest Georgia Ethanol, LLC and WestLB Ag dated June 7, 2010.	1

10.2	Sixth Amendment to Senior Credit Agreement between Southwest Georgia Ethanol, LLC and WestLB Ag dated June 7, 2010.	1

10.3	Grain Brokerage Agreement between Southwest Georgia Ethanol, LLC and Palmetto Grain Brokerage, LLC dated December 15, 2009.	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to Exhibit of the same number filed with our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010.

(*)	Filed herewith.