Form 10-K/A
period 2010-09-30
FIRST UNITED ETHANOL LLC
filed 2011-01-27
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
As of January 28, 2011, there were 81,984 membership units outstanding.
EXPLANATORY NOTE:
This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) of First United Ethanol, LLC (the “Company”) for the fiscal year ended September 30, 2010, is being filed for the purpose of including Part III of the Company’s original Annual Report on Form 10-K (the “Annual Report”) due to the fact that the Company will not be filing a proxy statement which includes such information within 120 days of its fiscal year end.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of the items amended by this Amendment No. 1 are set forth herein. The remainder of the Company’s original Annual Report on Form 10-K is unchanged. Pursuant to Rule 12b-15, this Amendment No. 1 includes new certifications by the Company’s principal executive officer and principal financial officer. This report speaks only as of the original filing date of the Company’s Annual Report on Form 10-K and has not been updated or modified to take into account any events occurring subsequent to the original filing date.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Board of Directors and Officers
The business and affairs of First United Ethanol, LLC (“we,” “us,” “FUEL,” “First United,” or the “Company”) are managed by and under the direction of an ten person board. Murray Campbell is our Chief Executive Officer and Larry Kamp is our Chief Financial Officer. The table below lists the directors of First United as of our fiscal year ended September 30, 2010:

Name(1)	Position with the Company
Murray Campbell	Chief Executive Office and Director
Tommy L. Hilliard	Vice-Chairman and Director
Miley Adams	Secretary and Director
Steve Collins	Treasurer and Director
Thomas H. Dollar, II	Chairman and Director
Kenneth J. Hunnicutt	Director
Robert L. Holden, Sr.	Director
Donald Shirah	Director
Mark A. Glass	Director
Ralph Powell	Director

(1)	Except where otherwise indicated, the address of each director is deemed to be the same as the address of the Company.
Business Experience of Directors and Officers
The following is a brief description of the business experience and background of FUEL’s officers and directors:
Murray Campbell, Chief Executive Officer and Director. For the past five years, Murray Campbell has owned and operated a 1300-acre farming operation. He has been involved in agriculture since beginning in the farm supply business during high school and college. He then worked for 9 years in the farm management industry. For 17 years, he was a partner in CoveyRise Plantation, a commercial hunting preserve, and Hopeful Peanut Company, a peanut buying point. Mr. Campbell has served as the Georgia representative and Chairman of the National Peanut Board as well as numerous peanut industry committees. Mr. Campbell has been deeply involved in water issues in Georgia serving on several state and regional boards. He has been on boards of directors of cotton gins, farm bureaus, county USDA committees, state tourism and agriculture committees, athletic organizations and the Presbyterian Church. Also, Murray Campbell and Miley Adams are brothers-in-law. Mr. Campbell served as a Director since our inception. He also served as our Chairman until February 2008. At that time, he became our Chief Executive Officer.
Tommy L. Hilliard, Vice Chairman and Director. In 2006, Tommy L. Hilliard retired after 26 years as Senior Vice President and Board Secretary for Planters & Citizens Bank of Camilla, Georgia. He currently serves as Chairman of the Mitchell County Development Authority and manages W. C. Adams & Sons, a family corporation. Mr. Hilliard also owns and operates a farm in the Camilla area and owns one-third interest in E.H.T. Landholding Company, LLC, a family farming company. He has served as a member of the board of directors for the Five County Joint Development Authority and boards of directors for the Mitchell County Schools and Southwest Georgia Economic Development Corporation. Mr. Hilliard has served as our Vice-Chairman and as a Director since our inception.

Steve Collins, Treasurer and Director. For the past five years, Steve Collins has been engaged in a family farming enterprise in Mitchell County. He also currently serves on the board of the Mitchell County Farm Bureau. Mr. Collins has served as our Treasurer and a Director since our inception.
Miley Adams, Secretary and Director. For the past five years, Miley Adams has been a farmer in the Camilla area. In addition, Mr. Adams owns and manages farming operations for Joe B. Adams & Sons, Inc. and Adams Poultry. He currently serves on the board of directors of Planters and Citizens Bank. He also serves on the board of directors for W.C. Adams & Sons and Adams & Walker, Inc. Mr. Adams and Murray Campbell, our CEO, are brothers-in-law. Mr. Adams has served as our Secretary since 2009 and has been a Director since our inception.
Thomas H. Dollar, II, Chairman and Director. For the past five years, Thomas H. Dollar has been President and owner of Dollar Farm Products Company and President of Decatur Gin Company and Miller County Gin. Mr. Dollar is also engaged in a farming operation under the name Dollar Family Farms. Mr. Dollar has served on the boards of the Georgia Soybean Association, Tri River Waterway and Chickasha Oil Mills. He presently is on the board of directors at Port City Bank in Bainbridge, American Peanut Growers Group-Donalsonville, Georgia, Hidden Dunes Condo-Panama City Beach, Florida and Chem-Nut in Albany, Georgia. Mr. Dollar has served as Chairman since February 2008 and has been a Director since September 2005.
Kenneth J. Hunnicutt, Director. In 2006, Kenneth J. Hunnicut retired as Chairman of Ameris Bancorp, a position he held for 20 years. Mr. Hunnicutt is also engaged in farming and cattle operations. He has held leadership positions that include: Chairman and Board of Director for the Georgia’s Bankers Association; Advisory Board for Norfolk Southern; Chairman of Colquitt County Economic Development Corporation; and President of Moultire-Colquitt Chamber of Commerce. Mr. Hunnicutt has been a Director since September 2005.
Robert L. Holden, Sr., Director. For the past five years, Robert L. Holden has been a co-owner and operator of Grady Ranch, has served on the board of directors of the AgFirst Farm Credit Bank, and has served as director of the Southwest Georgia Agricultural Credit Association in Bainbridge, Georgia. Mr. Holden also serves on the board of directors of Georgia Milk Producers, American Dairy Association and Grady County Farm Bureau. Mr. Holden has served as a Director since September 2005.
Donald Shirah, Director. For the past five years, Donald Shirah has been farming in Mitchell County. He currently serves as Vice-President of the Mitchell County Farm Bureau and is a member of the board of directors of the Bank of Camilla. He also serves on the Flint River Soil and Water Conservation District Board. Mr. Shirah has served as a Director since our inception.
Mark A. Glass, Director. For the past five years, Mark A. Glass has been the president and chief executive officer of Glass Enterprises, located in Camilla, Georgia. Mr. Glass has served on the Georgia Farm Bureau board of directors and currently serves on boards for Mitchell County Farm Bureau, Flint River National Bank and United Poultry Growers Association. Mr. Glass has served on the Management Committee of Southwest Georgia Ethanol, LLC since its inception in October 2007. Mr. Glass has served as a Director since 2010.
Ralph Powell, Director. For the past five years, Ralph Powell, has served as a consultant for Southwind Plantation. He began his 34 year career with Georgia Power in 1964. Mr. Powell is a Vietnam Veteran and serves on the board of Southern Fidelity Insurance Company in Tallahassee, Florida. He has served as president of several civic club organizations including Lions Club, Chamber of Commerce and Rotary Club. Mr. Powell resides in Brinson, Georgia. Mr. Powell has served as a Director since 2010.
John B. “Bubba” Johnson, Director. John B. “Bubba” Johnson is a row crop farmer in Mitchell County. He is a member of the board of directors of Mitchell Electric Corp. and a member of the Flint River Planning and Water Policy Council, the Stake Holders Committee for the Flint River Basin and the Camilla Chamber of Commerce. Mr. Johnson is active in Farm Bureau, currently serving as the President of the Mitchell County Farm Bureau, and he previously served on the Georgia Farm Bureau’s Water Commodity Committee, Poultry Committee, and Policy Development Committee. He was also a member of the board of directors of Mitchell Baker Service Center, the Mitchell County Hospital Authority, the Mitchell County Zoning Board and Westwood Schools. Mr. Johnson served as a Director from our inception through February 2010.

Michael W. Harrell, Director. Michael W. Harrell is President, CEO and majority shareholder of Southwest Georgia Oil Company, Inc. of Bainbridge, Georgia. He is on the board of trustees for Bainbridge College, the Library Foundation, past President of the Bainbridge-Decatur YMCA, past Director of the Bainbridge Housing Authority, and a member of the Bainbridge Rotary Club. Mr. Harrell served as a Director from September 2005 through February 2010.
Business Experience of Significant Employee
Lawrence Kamp, Chief Financial Officer. Lawrence Kamp was hired as our CFO in March 2007. Prior to that, Mr. Kamp had been employed as the CFO of Agri Ethanol located in Raleigh, North Carolina and prior to his employment with Agri Ethanol, Mr. Kamp was Controller at ConAgra’s Raleigh, North Carolina location. From 2000 to 2005 Mr. Kamp was the Director of Finance at Coca-Cola Bottling plant in Lehigh Valley, Pennsylvania.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and Directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from our officers and Directors, all Section 16(a) filing requirements were complied with during the fiscal year ended September 30, 2010.
Code of Ethics
On November 28, 2006, our board of directors adopted a code of ethics for the Chief Executive and Chief Financial Officers of First United Ethanol, LLC. The code is designed to promote honesty and integrity and to avoid conflicts of interest between personal and professional relationships in conducting our business affairs. A copy of our code of ethics was filed as Exhibit 14.1 to our Form 10-KSB filed with the SEC on December 22, 2006 and any interested Member may obtain a copy without charge by contacting our Director of Communications, Alicia Shirah, at (229) 522-2822 or Alicia@firstunitedethanol.com.
Audit Committee
The purpose of the audit committee is to monitor the integrity of the Company’s financial reporting process and systems of internal controls. The audit committee appoints and monitors the independence and qualifications of the Company’s independent auditors, monitors the performance of the Company’s internal audit function, provides an avenue of communication among the independent auditors, management, and the Company’s board of directors, and prepares an audit committee report to be included in the Company’s annual proxy statement. The audit committee of the board of directors operates under a charter adopted by the board of directors in November 2006, which is included in an appendix to the 2009 Proxy Statement. Under the charter, the audit committee must have at least three Members. The board of directors appointed Miley Adams, Robert L. Holden, Sr. and Kenneth J. Hunnicutt to the audit committee. The chairperson of the audit committee is Mr. Hunnicutt.
The audit committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, a majority of our audit committee is independent within the definition of independence provided by NASDAQ rules 4200 and 4350, including the chairman of the committee, Mr. Hunnicutt. The board of directors has determined that Mr. Holden will serve as the audit committee’s financial expert as defined in Item 407 of Regulation S-K. The audit committee held six (6) meetings during the fiscal year ended September 30, 2010. All of our audit committee Members attended each of the audit committee meetings.

Audit Committee Report
The audit committee delivered the following report to the board of directors of the Company on January 12, 2011. The following report of the audit committee shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the report by reference in any such document.
The audit committee reviews the Company’s financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process. The Company’s independent registered public accountants are responsible for expressing an opinion on the conformity of the audited financial statements to generally accepted accounting principles. The committee reviewed and discussed with management the Company’s audited financial statements as of and for the fiscal year ended September 30, 2010. The committee has discussed with McGladrey and Pullen, LLP, its independent auditors, the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The committee has received the written disclosures and the letter from McGladrey & Pullen, LLP required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant’s independence. The committee has considered whether the provision of services by McGladrey & Pullen, LLP not related to the audit of the financial statements referred to above are compatible with maintaining McGladrey & Pullen, LLP’s independence.
Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Audit Committee
Kenneth J. Hunnicutt, Chair
Miley Adams
Robert L. Holden, Sr.
Nominating Committee
The nominating committee of the board of directors operates under a charter adopted by the board of directors on December 10, 2008, which is included in an appendix to the 2009 Proxy Statement. Under the charter, the nominating committee must have at least three Members. The board of directors appointed Steve Collins, Miley Adams, Robert Holden and Thomas Dollar, II to the nominating committee. The chairperson of the nominating committee is Thomas Dollar, II. The nominating committee held two (2) meetings during the fiscal year ended September 30, 2010. All of our nominating committee members attended both of the nominating committee meetings.
Based upon the size of the Company and the board’s familiarity with the Company since inception, the board also has determined that each of the directors is qualified to suggest nominees for consideration to the nominating committee. The nominating committee oversees the identification and evaluation of individuals qualified to become directors and recommends to the board of directors the director nominees for each annual meeting of the Members. The major responsibilities of the nominating committee are to:
•	Identify, recruit and evaluate candidates for directors positions;
•	Make recommendations to the board concerning board composition;
•	Evaluate the participation and contribution of each director before deciding whether to recommend for re-election;
•	Fill vacancies on the board of directors; and
•	Recommend nominees to the board of directors for election or re-election.

The nominating committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, two members of our four member nominating committee are independent within the definition of independence provided by NASDAQ rules 4200 and 4350.
Nominations for the election of directors may also be made by any member entitled to vote generally in the election of Directors. In accordance with the Company’s operating agreement, a member desiring to nominate one or more persons for election as a Director must submit written notice of such intent either by personal delivery or regular mail to the Secretary of the Company at least 60 days, but not more than 90 days, prior to the annual meeting. This notice must contain: (i) the name and address of record of the Member who intends to make the nomination; (ii) a representation that the Member is holder of units of the Company entitled to vote at the annual meeting and intends to appear personally or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) the name, age, business and residence addresses, and principal occupation or employment of each nominee; (iv) a description of all arrangements or understandings between the Member and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the Member; (v) such other information regarding each nominee proposed by the Member as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; (vi) the consent of each nominee to serve as a Director of the Company if so elected; and (vii) a nominating petition signed and dated by the holders of at least five percent (5%) of the Company’s outstanding units that clearly sets forth the proposed candidate as a nominee of the Director’s seat to be filled at the next election of Directors. If a presiding officer at a meeting of the Members determines that a nomination is not made in accordance with this procedure, the officer must declare that the nomination was defective and therefore must be disregarded.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The general philosophy of First United Ethanol, LLC is to provide competitive levels of compensation that are influenced by our performance, that reward individual achievements, and that enable us to retain qualified executives. Compensation consists primarily of annual compensation, which includes base salary intended to provide a stable annual salary at a level consistent with individual contributions.
The terms of Mr. Campbell’s and Mr. Kamp’s employment agreements were recommended by our compensation committee to the full board of directors. The board of directors then approved the employment agreements. No other executive officers play any role in determining or recommending the amount or form of Mr. Campbell’s or Mr. Kamp’s compensation.
The compensation of our other employees is principally based on the recommendations of the Chief Executive Officer and reflects his assessment of the nature of each employee’s position, individual performance, and contribution to our overall performance, experience and tenure with the Company. The compensation committee also considers various other factors, including the level of each employee’s responsibilities within the Company, our financial performance and the level of compensation increases in our industry.
We do not utilize compensation consultants in determining or recommending the amount or form of any compensation.
Compensation Committee
The board of directors has appointed Miley Adams (chairman) and Ralph Powell to the compensation committee. The compensation committee has direct responsibility with respect to the compensation of the Company’s chief executive officer and oversees the compensation of the Company’s other executive officers. The compensation committee held a total of two (2) meetings during the fiscal year ended September 30, 2010. All of our compensation committee Members attended both of the compensation committee meetings.

The compensation committee has the overall responsibility for approving and evaluating the Company’s executive compensation plans, policies and programs. The committee makes a recommendation to the full board of directors, which then makes the final decision regarding executive compensation plans, policies and programs. The compensation committee of the board of directors operates under a charter adopted by the board of directors, which is included in an appendix to the 2009 Proxy Statement. The compensation committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities.
Summary Compensation Table
The following table summarizes all compensation paid or payable by the Company during the last two fiscal years to our Chief Executive Officer and our Chief Financial Officer.

			Non-Equity
Name and			Incentive Plan
Principal			Compensation	All Other
Position	Year	Salary	Earnings(1)	Compensation(2)	Total
Murray Campbell,	Fiscal Year 2010	$211,296	$0	$3,600	$214,896
Chief Executive Officer	Fiscal Year 2009	$176,875	$0	$800	$177,675
Lawrence Kamp	Fiscal Year 2010	$144,762	$0	$0	$144,762
Chief Financial Officer	Fiscal Year 2009	$119,230	$0	$0	$119,230

(1)
Mr. Campbell and Mr. Kamp are each eligible for an annual performance bonus. However, both executives and the board of directors have agreed that performance bonuses will not be paid until after the ethanol plant has been operational for a sufficient period of time.

(2)	Mr. Campbell received additional compensation for his participation on our board of directors.
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
On December 18, 2007, we entered into Non-Qualified Membership Unit Option Agreements with our Chief Financial Officer, Lawrence Kamp. Mr. Kamp’s option agreement grants him the option to purchase 191 units, which represents 1/4 of 1% of our outstanding units as of the close of our registered offering. This agreement was entered into in accordance with the Plan as discussed above. All of the option units are initially unvested units. They will become vested over a three-year period from 2008 through 2010. However, Mr. Kamp may exercise his options to purchase units at any time from the grant date of June 8, 2007 until 10 years thereafter, whether or not the units are vested. If the units are unvested, then the unvested units, if purchased, will be subject to a repurchase option held by the Company unless and until they become vested units. In addition, the Company has a right of first refusal in the event that Mr. Kamp desires to transfer any or all of their vested units to any person other than the Company.

On April 9, 2009, we entered into Non-Qualified Membership Unit Option Agreements with our Chief Executive Officer, Murray Campbell. Mr. Campbell’s option agreement grants him the option to purchase 383 units, which represents 1/2 of 1% of our outstanding units as of the close of our registered offering. This agreement was entered into in accordance with the Plan as discussed above. All of the option units are initially unvested units. They will become vested over a three-year period from 2009 through 2011. However, Mr. Campbell may exercise his options to purchase units at any time from the grant date of April 9, 2009 until 10 years thereafter, whether or not the units are vested. If the units are unvested, then the unvested units, if purchased, will be subject to a repurchase option held by the Company unless and until they become vested units. In addition, the Company has a right of first refusal in the event that Mr. Campbell desires to transfer any or all of their vested units to any person other than the Company.
Director Compensation
Miley Adams (chairman) and Ralph Powell sit on our board of directors’ compensation committee. The compensation committee has direct responsibility with respect to the compensation of the Company’s board of directors. All of the director compensation committee’s actions are reported to the Board of Directors and, where appropriate, submitted to the board of directors for ratification.
Our directors are compensated based on the number of board or committee meetings they attend and are reimbursed for certain out of pocket expenses. The board members receive $300 per month and the chairman receives $400 per month for attending regular board meetings and each board member receives $250 per committee meeting attended.
DIRECTOR COMPENSATION

		Annual Compensation
		Fees
		Earned	All Other
	Fiscal	or Paid in	Compensation	Total Compensation
Name	Year	Cash ($)	($)	($)
Miley Adams	2010	5,100	0	5,100
Steve Collins	2010	3,850	0	3,850
Murray Campbell (CEO) (1)	2010	3,600	211,296	214,896
Thomas H. Dollar, II	2010	11,500	0	11,500
Ralph Powell	2010	3,750	0	3,750
Tommy L. Hilliard	2010	10,100	0	10,100
Robert L. Holden, Sr.	2010	4,850	0	4,850
Kenneth J. Hunnicutt	2010	9,350	0	9,350
Mark Glass	2010	3,850	0	3,850
Donald Shirah	2010	3,850	0	3,850
John B. “Bubba” Johnson	2010	3,750	0	3,750
Michael W. Harrell	2010	3,750	0	3,750

(1)	Murray Campbell is also compensated for his role as the Company’s Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year-End
The table below represents the outstanding options awarded by the Company to our Chief Executive Officer and Chief Financial Officer that have not yet vested as of September 30, 2010. The terms of our Membership Unit Option Plan are described above under the heading Option Plan and Option Agreements.

Name	Number of Unit Options That Have Not Vested(1)(2)
Murray Campbell, CEO	325	(3)
Larry Kamp, CFO	68	(4)

(1)
Represents unit options awarded pursuant to our Membership Unit Option Plan that have not yet vested. The details of our Membership Unit Option Plan are described above under the heading Option Plan and Option Agreements.

(2)
The market value of our units is determined by using a Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Based on the Black-Scholes model, the fair value of the unit options on the option grant date was approximately $625 per unit option.

(3)
Mr. Campbell’s unit options are scheduled to vest as follows: (i) During calendar year 2009, eight percent (8%) of the options shall vest per calendar quarter; (ii) During calendar year 2010, eight percent (8%) of the options shall vest per calendar quarter; (iii) During calendar year 2011, eight percent (8%) of the options shall vest per calendar quarter during the first three calendar quarters; and (iv) On the last day of the fourth calendar quarter of 2011 the remaining options shall vest.

(4)
Mr. Kamp’s unit options are scheduled to vest as follows: (i) During calendar year 2008, eight percent (8%) of the options shall vest per calendar quarter; (ii) During calendar year 2009, eight percent (8%) of the options shall vest per calendar quarter; (iii) During calendar year 2010, eight percent (8%) of the options shall vest per calendar quarter during the first three calendar quarters; and (iv) On the last day of the fourth calendar quarter of 2010 the remaining options shall vest.

Option Exercises and Stock Vested
The table below represents the number of unit options awarded by the Company to our Chief Executive Officer and Chief Financial Officer during our 2010 fiscal year. The terms of our Membership Unit Option Plan are described above under the heading Option Plan and Option Agreements.

Name	Number of Unit Options Acquired on Vesting(1)(2)
Murray Campbell, CEO	58
Larry Kamp, CFO	123

(1)
Represents vested unit options awarded pursuant to our Membership Unit Option Plan. The details of our Membership Unit Option Plan are described above under the heading Option Plan and Option Agreements.

(2)
The market value of our units is determined by using a Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Based on the Black-Scholes model, the fair value of the unit options on the option grant date was approximately $625 per unit option.

Compensation Committee Interlocks and Insider Participation
No Member of the compensation committee was, during the last fiscal year, an executive officer or employee of the Company and no Member of the compensation committee is a former officer of the Company. No executive officer of the Company has: (i) served as a Member of the compensation committee (or other board committee performing equivalent functions, or in the absence of such a committee, the entire board of directors) of another entity, one of whose executive officers served on the Company’s compensation committee, (ii) served as a director of another entity, one of whose executive officers served on the Company’s compensation committee, or (iii) served as a Member of the compensation committee (or other board committee performing equivalent functions, or in the absence of such a committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company. However, as discussed above under Director Independence, Miley Adams is not considered independent because of his familial relationship with Murray Campbell, our Chief Executive Officer.

Compensation Committee Report
The committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and based on such review and discussions, the committee recommended to the board of directors that the Compensation Discussion and Analysis by included in the Company’s proxy statement on Schedule 14A.

Compensation Committee
Miley Adams, Chair
Ralph Powell

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below sets forth information regarding the beneficial ownership of our membership units as of January 28, 2011, by each 5% unit holder. Other than Ethanol Capital Partners, LP and Green Capital, LLC no person or entity is currently known to the Company to be the beneficial owner of more than 5% of our outstanding units. Except as otherwise noted in the footnotes to the table, each individual has sole investment and voting power with respect to the membership units set forth opposite its name.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class
Membership Units	Ethanol Capital Group, LLC 5151 E. Broadway Ste. 510 Tucson, AZ 85711	5,000 units	6.10%
Membership Units	Green Capital, LLC 8501 E. Willow Ridge Sioux Falls, SD 57110	5,000 units	6.10%
The table below sets forth information regarding the beneficial ownership of our directors and executive officers and by all of our directors and executive officers as a group.

	Name of	Amount and Nature	Percent of Class
Title of Class	Beneficial Owner(1)	of Beneficial Owner	at 2010 Year End
Membership Units	Miley Adams	250 units	0.30%
Membership Units	Steve Collins	155 units	0.19%
Membership Units	Murray Campbell (3)	763 units	0.93%
Membership Units	Thomas H. Dollar, II (2)	1,740 units	2.12%
Membership Units	Tommy L. Hilliard	270 units	0.33%
Membership Units	Robert L. Holden, Sr.	270 units	0.33%
Membership Units	Kenneth J. Hunnicutt	120 units	0.15%
Membership Units	Lawrence Kamp, CFO(3)	191 units	0.23%
Membership Units	Donald Shirah	290 units	0.35%
Membership Units	Mark Glass	2,000 units	2.44%
Membership Units	Ralph Powell	550 units	0.67%
Membership Units	John B. “Bubba” Johnson	180 units	0.22%
Membership Units	Michael W. Harrell(4)	1,051 units	1.29%
	Totals:	7,830 units	9.55%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2)
Units beneficially owned by the Thomas H. Dollar Marital Trust of which our Director Thomas H. Dollar, II is the trustee and by Dollar Farm Products of which our Director Thomas H. Dollar, II is the president.

(3)
Reflects options to purchase Units issued to Mr. Campbell and Mr. Kamp pursuant to the Option Plan and Option Agreement. The percentage of class is calculated based on the total number of units currently outstanding plus the number of units for which options may be exercised.

(4)	Units beneficially owned by Southwest Georgia Oil Company, Inc. Our Director Michael W. Harrell is the president.
The information presented in the tables above is based on information furnished by the specified persons and entities and was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Briefly stated, under that rule, units are deemed to be beneficially owned by any person or group having the power to vote or direct the vote of, or the power to dispose or direct the disposition of, such units, or who has the right to acquire beneficial ownership thereof within 60 days. Beneficial ownership for the purposes of this proxy statement is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following members of our board of directors meet the definition of independent director set forth by NASDAQ: Tommy Hilliard, Steve Collins, Thomas Dollar, II, Ralph Powell, Mark Glass, Donald Shirah, Kenneth Hunnicutt and Robert Holden, Sr.
Conflicts of Interest
Conflicts of interest exist and may arise in the future as a result of the relationships between and among our members, officers, directors and their affiliates. Although our officers and directors have fiduciary duties to us, certain of our directors also owe fiduciary duties and other obligations to entities with whom we compete or do business with. Whenever conflicts arise between us and an officer or director or an entity with which that officer or director is affiliated, the board as a whole will seek to resolve the conflict. A director will not participate when the board considers a transaction where he or she has a conflict of interest. We do not have a committee of independent directors or members or an otherwise disinterested body to consider transactions or arrangements that result from, or are burdened by conflicts of interest. Some conflict situations, including disputes that may arise between us and Fagen or ICM as a result of the construction of the ethanol plant, are expected to be resolved through binding arbitration according to construction industry rules.
Conflicts of interest could arise in the situations described below, among others:
•	We may engage in transactions with affiliates of our directors. Members will have no right to individually enforce the obligations of our directors or their affiliates in our favor.
•
Our directors’ decisions regarding various matters, including expenditures that we make for our business, reserves for accrued expenses, including officer salaries and reimbursement of director’s expenses, loan covenants, capital improvements, contingencies or a sale, merger or business combination that will effect the amount of cash available for distribution to members.

•
We may reimburse our directors for out-of-pocket expenses relating to our business. We do not have a reimbursement policy or guideline for determining what expenses will be reimbursed. We will review and reimburse all reasonable expenses that directors submit to us.

•	We have retained counsel that has assisted us in various aspects of our formation and development. We have not retained separate counsel on behalf of unit holders.

•
Fagen Inc. is involved in and/or owns interests in various ethanol construction and development projects throughout the United States. These projects will compete with our project for purchasing corn and other raw material supplies, and the sale of ethanol and distillers grains.

•	Our Third Amended and Restated Operating Agreement does not prevent our directors from being involved in activities that compete with us.
•	Our members or their affiliates may loan money to us for which we may pay interest up to a rate of prime plus 4%.
Agreements Involving Our Securities
There are no agreements relating to our units other than our Second Amended and Restated Operating Agreement, which sets forth the rights and preferences of the membership units.
Employment Agreements with Directors or Officers
FUEL entered into an Employment Agreement (“Agreement”) with Lawrence Kamp on March 6, 2007. Pursuant to the Agreement, Mr. Kamp will be the Chief Financial Officer for FUEL and shall report directly to the Chief Executive Officer.
In consideration of his services, Mr. Kamp will receive an annual base salary of $115,000 and will be eligible for an annual performance bonus of up to 20% of his annual base salary. Mr. Kamp will be entitled to fully participate in FUEL’s employee benefit plans and programs. Either Mr. Kamp or FUEL may terminate the agreement without cause upon 90 days advance notice to the other.
In connection with the future termination of the Agreement, Mr. Kamp will have the obligation not to disclose FUEL’s confidential information or trade secrets to any person or entity for a period of 12 months following termination of the Agreement. Under the Agreement, Mr. Kamp is also subject to a covenant not to compete with FUEL within a 200 mile radius of FUEL’s facilities in Mitchell County, Georgia.
On April 9, 2009, FUEL also entered into an amended Employment Agreement (“Employment Agreement”) with Murray Campbell for his services as its Chief Executive Officer. Under the amended Employment Agreement, Mr. Campbell’s annual base salary is $180,250 and he is eligible for an annual performance bonus of up to 20% of his annual base salary. Mr. Campbell will be entitled to participate fully in FUEL’s employee benefit plans and programs. Either Mr. Campbell or FUEL may terminate the agreement without cause upon 90 days advance notice to the other.
Director Independence
Our independent directors are Tommy Hilliard, Steve Collins, Thomas Dollar, II, Ralph Powell, Mark Glass, Donald Shirah, Kenneth Hunnicutt, Robert Holden, Sr, John B. “Bubba” Johnson, and Michael Harrell. Our directors that are not independent are Murray Campbell and Miley Adams. The determination of independence is made by reference to NASDAQ rule 4200. Murray Campbell is not considered independent because of his role as an executive officer of the Company. Miley Adams is not considered independent because of his familial relationship with Murray Campbell, our Chief Executive Officer. In evaluating the independence of our directors, we considered the following factors: (i) the business relationships of our directors; (ii) positions our directors hold with other companies; (iii) family relationships between our directors and other individuals involved with the Company; (iv) transactions between our directors and the Company; and (v) compensation arrangements between our directors and the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The audit committee selected McGladrey & Pullen, LLP as independent registered public accountants for the fiscal year October 1, 2010 to September 30, 2011. A representative of McGladrey & Pullen, LLP is expected to be present at the annual meeting of Members and will have an opportunity to make a statement if so desired. The representative is also expected to be available for questions from the Members.
Audit Fees
The aggregate fees billed by the principal independent registered public accountants to the Company for the fiscal year ended September 30, 2010, and the fiscal year ended September 30, 2009 are as follows:

Category	Fiscal Year	Fees
Audit Fees (1)	2010	$145,349
	2009	$137,250
Audit-Related Fees (2)	2010	$3,500
	2009	0
Tax Fees (3)	2010	$27,215
	2009	$15,000
All Other Fees (4)	2010	$11,210
	2009	0

(1)
For the fiscal year ended September 30, 2010 and September 30, 2009, the Company used the services of McGladrey & Pullen, LLP as its independent registered public accounting firm. The audit fees were incurred for the audit of the Company’s annual financial statements included within Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q as well as services in connection with other statutory and regulatory filings or engagements for the fiscal year ended September 30, 2010.

(2)	Audit-related fees related to the RIN attest engagement for December 31, 2009 provided by McGladrey & Pullen, LLP.

(3)	Tax fees consist of tax return preparation and cost segregation services provided during the year ended September 30, 2010, provided by RSM McGladrey an entity associated with McGladrey & Pullen, LLP.

(4)	All other fees include services related to property tax assistance by RSM McGladrey an entity associated with McGladrey & Pullen, LLP.
Prior to engagement of the principal accountant to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.
One hundred percent of all audit, audit-related and tax services were pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.1	Fourth Amendment to Accounts Agreement between Southwest Georgia Ethanol, LLC and WestLB Ag dated June 7, 2010.	1

10.2	Sixth Amendment to Senior Credit Agreement between Southwest Georgia Ethanol, LLC and WestLB Ag dated June 7, 2010.	1

10.3	Grain Brokerage Agreement between Southwest Georgia Ethanol, LLC and Palmetto Grain Brokerage, LLC dated December 15, 2009.	2

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to Exhibit of the same number filed with our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010.

(2)	Incorporated by reference to Exhibit of the same number filed with our annual report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2010.

(*)	Filed herewith.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED ETHANOL, LLC

Date: January 27, 2011	/s/ Murray Campbell Murray Campbell
Chief Executive Officer and Director

Date: January 27, 2011	/s/ Lawrence Kamp Lawrence Kamp
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 27, 2011	/s/ Murray Campbell Murray Campbell
Chief Executive Officer and Director

Date: January 27, 2011	/s/ Lawrence Kamp Lawrence Kamp
Chief Financial Officer

Date: January 27, 2011	/s/ Miley Adams Miley Adams, Director

Date: January 27, 2011	/s/ Steve Collins Steve Collins, Treasurer and Director

Date: January 27, 2011	/s/ Mark Glass Mark Glass, Director

Date: January 27, 2011	/s/ Donald Shirah Donald Shirah, Director

Date: January 27, 2011	/s/ Tommy Hilliard Tommy Hilliard, Vice Chairman and Director

Date: January 27, 2011	/s/ Thomas H. Dollar, II Thomas H. Dollar, II, Chairman and Director

Date:	Robert L. Holden, Sr., Director

Date: January 27, 2011	/s/ Kenneth Jack Hunnicutt Kenneth Jack Hunnicutt, Director

Date: January 27, 2011	/s/ Ralph Powell Ralph Powell, Director

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

10.1	Fourth Amendment to Accounts Agreement between Southwest Georgia Ethanol, LLC and WestLB Ag dated June 7, 2010.	1

10.2	Sixth Amendment to Senior Credit Agreement between Southwest Georgia Ethanol, LLC and WestLB Ag dated June 7, 2010.	1

10.3	Grain Brokerage Agreement between Southwest Georgia Ethanol, LLC and Palmetto Grain Brokerage, LLC dated December 15, 2009.	2

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to Exhibit of the same number filed with our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010.

(2)	Incorporated by reference to Exhibit of the same number filed with our annual report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2010.

(*)	Filed herewith.