Form 10-Q
period 2010-12-31
FIRST UNITED ETHANOL LLC
filed 2011-02-18
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 14, 2011 there were 81,984 membership units outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$214,407	$586,466
Trade receivables, net of allowance for doubtful accounts of approximately $88,000_and $30,000, respectively	6,511,300	5,088,073
Due from broker	457	457
Inventory	8,652,987	9,859,841
Other assets	1,361,299	1,100,281

Total current assets	16,740,450	16,635,118

PROPERTY AND EQUIPMENT
Office building, furniture and equipment	1,103,781	1,103,781
Land and improvements	2,508,148	2,508,148
Plant buildings and equipment	161,540,082	161,476,853

	165,152,011	165,088,782
Less accumulated depreciation	(19,731,570)	(17,528,484)

	145,420,441	147,560,298

RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	149,149	2,779,643

FINANCING COSTS, net of amortization of $— and $2,894,432	—	3,723,703

TOTAL ASSETS	$162,310,040	$170,698,762

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$335,109	$—
Revolving line of credit	14,699,991	13,634,129
Current portion of long-term debt	104,382,072	11,081,911
Current portion of capital lease obligations	1,241,343	1,706,620
Current portion of interest rate swap liability	420,967	525,658
Accounts payable and accrued expenses	8,642,910	11,979,176
Accrued interest	3,181,806	847,363
Deferred revenue	—	411,423

Total current liabilities	132,904,198	40,186,280

INTEREST RATE SWAP LIABILITY	—	131,414

CAPITAL LEASE OBLIGATIONS	1,916,680	2,007,748

ACCRUED INTEREST	—	1,374,686

LONG-TERM DEBT	—	94,481,878

TOTAL LIABILITIES	134,820,878	138,182,006

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 81,984 units issued and outstanding	77,471,773	77,422,691
Accumulated deficit	(49,982,611)	(44,905,935)

Total members’ equity	27,489,162	32,516,756

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$162,310,040	$170,698,762

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ending	Three months ending
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$71,872,501	$57,434,517
Cost of goods sold	69,249,844	47,490,413

Gross profit	2,622,657	9,944,104

General and administrative expenses	1,023,759	1,190,165

Operating income	1,598,898	8,753,939

Other income (expense)
Unrealized gain (loss) on interest rate swap	236,105	341,402
Interest expense	(6,912,019)	(2,133,776)
Interest income	340	234

	(6,675,574)	(1,792,140)

Net income (loss)	$(5,076,676)	$6,961,799

Net income (loss) per unit (Basic and Diluted)	$(61.92)	$84.92

Weighted average units outstanding	81,984	81,984

See Notes to Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ending	Three months ending
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,076,676)	$6,961,799
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,197,772	2,184,488
Amortization of deferred financing costs	3,723,702	252,554
Non-cash compensation expense	49,082	49,082
Unrealized (gain) on interest rate swap	(236,105)	(341,402)
Provision (recovery) of doubtful receivables	58,000	4,500
Changes in assets and liabilities:
Increase in trade receivables	(1,481,227)	(511,922)
Increase in due from broker	—	(94,833)
Decrease in inventory	1,206,854	912,917
Increase in other assets	(261,018)	(83,302)
Decrease in accounts payable and accrued expenses	(3,336,266)	(2,335,020)
Increase in accrued interest payable	1,653,591	216,891
Decrease in deferred revenue	(411,423)	—
Decrease in derivative financial instruments	—	(61,325)

Net cash provided by (used in) operating activities	(1,913,714)	7,154,427

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	—	(50,000)
Purchase of property and equipment, net of returns	(57,914)	(1,893)

Net cash (used in) investing activities	(57,914)	(51,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt and capital lease obligations	(2,173,347)	(1,608,529)
Proceeds from revolving line of credit	1,065,862	—
Release (funding) of restricted cash balance	2,371,945	(84)
Excess of outstanding checks over bank balance	335,109	(81,555)

Net cash provided by (used in) financing activities	1,599,569	(1,690,168)

Increase (decrease) in cash and cash equivalents	(372,059)	5,412,366

Cash and cash equivalents, beginning of period	586,466	—

Cash and cash equivalents, end of period	$214,407	$5,412,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,228,560	$2,403,081

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayment of notes and interest payable paid by Bond Trustee	$1,070,285	$1,338,750
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
During the first quarter of the fiscal year ending September 30, 2011, the Company continued to suffer losses from operations thus continuing liquidity restraints due to limits on its working capital line which was up for renewal in February 2011. Faced with these constraints, on February 1, 2011, Southwest Georgia Ethanol, LLC, the wholly owned subsidiary, filed voluntary petitions for relief (collectively, the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Middle District of Georgia Albany Division (the “Bankruptcy Court”). SWGE intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 9 “Subsequent Events.”
The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to secure the remainder debtor-in-possession financing; (ii) our ability to comply with the terms and conditions of any debtor-in-possession financing entered by the Bankruptcy Court in connection with the Chapter 11 cases; (iii) our ability to maintain adequate cash on hand; (iv) our ability to generate cash from operations; (v) our ability to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (vi) the cost, duration and outcome of the reorganization process; and (vii) our ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing and there can be no assurance that any of these efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.
Basis of Presentation
The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary. All material inter-company accounts and transactions are eliminated in consolidation.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Financing Costs
Financing costs associated with the loans discussed in Note 7 have been recorded at cost and include expenditures directly related to securing debt financing. In February 2011, the Company filed for Chapter 11 Bankruptcy (see Note 1) relief from the loans which gave rise to the deferred financing costs. In conjunction with this filing, the Company expensed the remaining net book value of its deferred financing costs as of December 31, 2010. The financing costs are included in interest expense in the statement of operations and total approximately $3,724,000 for the three months ended December 31, 2010.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected undiscounted future cash flows from operations. Management has determined that its projected undiscounted future cash flows from operations exceed the carrying value of the plant and that no impairment exists at December 31, 2010. However, due to the Company’s recent filing for Bankruptcy protection, there can be no assurances that the value of the plant will be recovered through future cash flows.
Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations. The primary risks that the Company manages by using forward or derivative instruments are price risk on anticipated purchases of corn and natural gas.
The Company is subject to market risk with respect to the price and availability of corn, the principal raw material used to produce ethanol and ethanol by-products. In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow the Company to pass along increased corn costs to our customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.
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
To ensure an adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and its major suppliers. At December 31, 2010, the Company had fixed price contracts totaling approximately $9,195,000 based upon the average per bushel price.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has also managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at December 31, 2010 and September 30, 2010 was $19,788,837 and $25,182,610, respectively. The effect of the swap is to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap’s notional amount will decrease quarterly to $0 by the termination date of December 31, 2011. The counterparty to the contracts is a large commercial bank, and the Company does not anticipate their nonperformance. The swap is designated as a non-hedge derivative and is accounted for as mark to market. The estimated fair value of this agreement at December 31, 2010 and September 30, 2010, was a liability of approximately $420,967 and $657,000, respectively.
Derivatives not designated as hedging instruments at December 31, 2010 and 2009 and September 30, 2010 were as follows:

	Balance Sheet	December 31,	September 30,
	Classification	2010	2010

Interest rate swap	(Current Liabilities)	(420,967)	(525,658)
Interest rate swap	(Non-Current Liabilities)		(131,414)

	Statement of	Three months	Three months
	Operations	December 31,	December 31,
	Classification	2010	2009

Net realized and unrealized gains related to futures and options contracts — corn	Cost of goods sold	—	(112,450)
Net realized and unrealized Gains (losses) related to the interest rate swap	Other non-operating (expense)	236,105	(114,802)
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
Revenue by product is as follows for the three months ending December 31, 2010 and 2009:

	2010	2009

Ethanol	$57,469,774	$48,564,366
Distillers’ grain	14,054,508	8,865,724
Other	348,219	4,427

Total	$71,872,501	$57,434,517

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
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, derivative instruments, trade receivables, accounts payable, and accrued expenses. Management believes the fair value of each of these financial instruments approximates their carrying value on the balance sheet as of the balance sheet date. The fair value of current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments. The Company believes it is not practical to estimate the fair value of the long-term debt.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2. INVENTORIES
A summary of inventories at December 31, 2010 and September 30, 2010 is as follows:

	December 31,	September 30,
	2010	2010

Corn	$2,303,077	$4,943,188
Denaturant and chemical supplies	430,051	432,434
Work in process	1,728,000	1,902,712
Ethanol	3,223,279	1,618,807
Distiller grains	968,580	962,700

Total	$8,652,987	$9,859,841

NOTE 3. MEMBERS’ EQUITY
In August 2010, the Board of Directors voted to begin the process of reclassification and reorganization of the Company’s membership units. The Company filed a preliminary proxy statement with the SEC on October 15, 2010 giving notice to the unit holders of a special meeting in which they will be asked to approve a proposed Third Amended and Restated Operating Agreement. The SEC is currently reviewing the proposed transaction. The result of such amendment and restatement will be the reclassification of the Company’s units into newly authorized Class A, Class B and Class C Units. If the transaction is completed, the units of the Company’s unit holders of record who hold 100 or more of common equity units will be renamed as Class A Units. Unit holders of record who hold at least 99 units but no more than 21 units will receive one Class B Unit for each common equity unit held by such unit holders immediately prior to the effective time of the reclassification. Unit holders of record who hold 20 or fewer units will receive one Class C Unit for each common equity unit held by such unit holders immediately prior to the effective time of the reclassification. The effect of the reclassification will be to reduce the recorded number of unit holders of the Company’s common equity units to less than 300. This would enable the Company to voluntarily terminate the registration of its units under the Securities and Exchange Act of 1934 and remove its public reporting obligations.
NOTE 4. RELATED PARTIES
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.2% of the outstanding units. In addition, the Company has a subordinated promissory note due Fagen, Inc. in the amount of $3,977,545 as of December 31, 2010 and September 30, 2010.
The Company purchased corn at market prices in the amount of $919,057 and $732,600 for the three months ending December 31, 2010 and 2009, respectively, from certain Directors in the normal course of business.
NOTE 5. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in property and equipment as of December 31, 2010 and September 30, 2010. Accumulated depreciation totaled $35,474 and $31,532 as of December 31, 2010 and September 30, 2010, respectively.
The Company entered into an Excess Facilities Charge Agreement with Georgia Power Company in which Georgia Power installed a power substation to augment the Company’s power system. The cost of the substation is charged to the Company over a three year period requiring annual payments of principal and interest totaling $686,309 beginning June 30, 2009. The Company has accounted for this agreement as a capital lease. The present value of future payments due under the lease of $1,834,512 is included in property and equipment as of December 31, 2010 and September 30, 2010. Accumulated depreciation totaled $206,382 and $183,451 as of December 31, 2010 and September 30, 2010, respectively.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company also entered into a Natural Gas Facilities Agreement with the City of Camilla for a high pressure gas main to serve the plant and purchase natural gas from the City of Camilla. The City of Camilla owns and operates the gas main and leases its usage to the Company. The agreement calls for a monthly facilities charge, in addition to the normal consumption charges, equal to the cost of the installation of the gas main over an 80 month period beginning June 2009 and requiring principal and interest payments of approximately $43,000 each month. The Company has accounted for the facilities lease charges as a capital lease. The present value of future payments under the lease of $2,777,960 is included in as an asset in property and equipment as of December 31, 2010 and September 30, 2010. Accumulated depreciation totaled $312,520 and $277,796 as of December 31, 2010 and September 30, 2010, respectively.
A summary of capital leases as of December 31, 2010 and September 30, 2010 is as follows:

	December 31,	September 30,
	2010	2010

De Lage Landen Financial Services, 60 months, interest rate of 7.5%	$89,040	$96,778
Georgia Power Substation lease, 36 months, interest rate of 5.85%	841,825	1,299,364
Natural Gas Facilities lease, 80 months, interest rate of 6.59%	2,227,158	2,318,226

	3,158,023	3,714,368

Less current portion	(1,241,343)	(1,706,620)

	$1,916,680	$2,007,748

The Company also entered into operating leases with Trinity Industries Leasing Company for the use of rail cars and tanker cars. The tanker car lease expires November 2017 and the rail car lease expires February 2012. During the year ending September 30, 2009, the Company determined that a portion of the tanker cars under the non-cancelable lease will not be utilized and have no future benefit. Accordingly, the Company recorded a liability and a charge to income in the amount $745,000 for the future lease payments associated with the unused tanker cars. The remaining accrual as of December 31, 2010 and September 30, 2010 was $37,250 and $149,000, respectively.
NOTE 6. DEBT FINANCING ARRANGEMENTS
The Company’s long-term debt outstanding as of December 31, 2010 and September 30, 2010 is summarized as follows:

	December 31,	September 30,
	2010	2010

West LB Term Loan, variable interest rates from 4.00% – 4.28%	$90,600,000	$92,200,000
Subordinated Fagen note, 4% through June 30, 2010 and 8% thereafter	3,977,545	3,977,545
Subordinated debt facility, interest rate of 7.5%, described below	8,615,000	9,250,000
Subordinated note payable to Mitchell County Development Authority, as described below	1,070,285	—
Notes payable John Deere Credit, interest rate of 5.3%, described below	119,242	136,244

	104,382,072	105,563,789
Less current portion	(104,382,072)	(11,081,911)

	$—	$94,481,878

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The principal amount of the term loan facility is payable in quarterly payments of $1,600,000, which began September 30, 2009, and the remaining principal amounts are fully due and payable on February 20, 2015. Interest is payable quarterly. SWGE has the option to select between two floating interest rate loans under the terms of the senior credit agreement: Base Rate Loans bear interest at the Administrative Agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the Administrative Agent’s prime rate) plus 2.75% per annum. Eurodollar Loans bear interest at LIBOR plus 3.75%. The Company has entered into an interest rate swap with WestLB to effectively convert a portion of the variable rate interest into a fixed rate, with the LIBOR component fixed at 4.04% (See Note 1).
Under the terms of the senior credit agreement, SWGE has agreed to pay a quarterly commitment fee equal to .20% per annum on the unused portion of the working capital loan. SWGE’s obligations under the senior credit agreement are secured by a first-priority security interest in all of the Company’s assets, including its equity interest in SWGE.
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
As of December 31, 2010 and September 30, 2010, the Company had drawn $14,699,991 on the $13,784,129 working capital loan.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company did not meet the working capital deficits of ($7,000,000) and ($9,000,000) required as of December 31, 2010 and September 30, 2010, respectively. The resulting penalty fees of approximately $1,375,000 per quarter were charged to interest expense as of December 31, 2010 and as of September 30, 2010 and are included as a current liabilities.
On February 1, 2011, SWGE filed a voluntary petition for relief (“Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia. The Bankruptcy Filing is a result of the Company’s ongoing liquidity constraints and the willingness of the Company’s lending group to work with SWGE to restructure its financing facility. SWGE’s Bankruptcy Filing constituted an event of default under the Company’s loan agreement and related documents. Under the terms of the loan agreement, the Bankruptcy Filing caused the Lenders’ term loan commitments and working capital loan commitments to be terminated automatically, and the principal amount of the loans and all other obligations then outstanding together with accrued interest thereon and any unpaid accrued fees owed to Lenders automatically became immediately due and payable. However, pursuant to the Bankruptcy Code, this default provision and the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to such default are stayed under section 362 of the Bankruptcy Code. Furthermore, WestLB has not accelerated payment of SWGE’s loans pursuant to the Bankruptcy Filing. For financial reporting purposes, the full amount of the term loan and working capital loan are presented as current liabilities.
Subordinated Debt Facility
The Company has a subordinated debt financing arrangement pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company signed a promissory note, which is collateralized by the Company’s assets and the proceeds were placed in a Bond Trustee account with Regions Bank. The interest rate for this note is 7.5%. The Company is required to maintain a debt service reserve with the Bond Trustee of at least $1,180,000. This note is subordinated to the West LB debt agreement, which currently prohibits the Company from making any debt service payments. As a result, the Bond Trustee made the annual interest and principal payment to the bond holders of approximately $1,339,000 in December 2009 from the debt service reserve. The annual principal and interest payment due to the bond holders for December 2010 was funded by the Mitchell County Development Authority to the extent funds were not available in the debt service reserve account. The Company signed a subordinated promissory note to Mitchell County in the amount of $1,070,285 in exchange for this funding. The note is due December 1, 2021 and bears interest at 7.5%. Any remaining funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. The subordinated debt is a 15 year note with annual principal payments each December due to the bond holders in 2011 of $530,000, in 2012 of $570,000, in 2013 of $615,000, in 2013 of $660,000, in 2015 of $710,000 and $6,240,000 thereafter. Due to the current financial situation and bankruptcy proceeding, this debt has been classified as current.
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
Other Notes Payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years (maturity in August 2012) with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $119,242 and $136,244 as of December 31, 2010 and September 30, 2010, respectively. Due to the current financial situation and bankruptcy proceeding, this debt has been classified as current.

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
The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

• Level 1 Observable inputs —	unadjusted quoted prices in active markets for identical assets and liabilities;

• Level 2 Observable inputs —	other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

• Level 3 Unobservable inputs —	includes amounts derived from valuation models where one or more significant inputs are unobservable.
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
The following table summarizes fair value measurements by level at December 31, 2010:

	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative instruments:
Interest rate swap	$	$420,967	$	$420,967

Total liabilities	$	$420,967	$	$420,967

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes fair value measurements by level at September 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Investments in marketable securities, included in restricted cash	$258,476	$—	$—	$258,476

Total assets	$258,476	$—	$—	$258,476

Liabilities:
Derivative instruments:
Interest rate swap	$—	$657,072	$—	$657,072

Total liabilities	$—	$657,072	$—	$657,072

Certain financial assets and liabilities are measured at fair value on a non-recurring basis; that is the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.
NOTE 8. SUBSEQUENT EVENTS
On February 1, 2011, SWGE, the Company’s wholly owned subsidiary, filed a voluntary petition for relief (collectively, the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Georgia (the “Bankruptcy Court”). SWGE’s Chapter 11 case (the “Case”) is being administered by the Bankruptcy Court as Case No. 11-10145. SWGE is continuing to operate its business and manage its assets as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. A group of SWGE’s secured bank lenders have agreed to support the Company’s on-going restructuring efforts with a $10 million debtor-in-possession financing facility.
The Bankruptcy Filing is a result of SWGE’s ongoing liquidity constraints and the willingness of SWGE’s lending group to work with SWGE to restructure its financing facility. SWGE’s Bankruptcy Filing constituted an event of default under SWGE’s loan agreement and related documents with WestLB AG, New York Branch, AgCountry Farm Credit Services, FCLA, AgFirst Farm Credit Bank, Bank of Camilla, CoBank, ACB, Farm Credit Bank of Texas, Northwest Farm Credit Services, PCA, and Planters and Citizens Bank (collectively referred to herein as “Lenders”). WestLB AG, New York Branch (“WestLB”) is the servicing agent for the loans evidenced by SWGE’s loan agreement and related documents with its Lenders. The primary loan agreement is the Senior Credit Agreement (the “Loan Agreement”) dated November 20, 2007. The Loan Agreement initially provided SWGE with a construction loan of approximately $100 million, which was subsequently converted to a term loan, and a $15 million working capital loan (the “Loans”). The Loan Agreement and its amendments contain various covenants and restrictions with which SWGE is obligated to comply. The Loans are secured by a mortgage and security interest granted by SWGE in favor of the Lenders in all of SWGE’s real property and personal property. Pursuant to a Pledge and Security Agreement also dated November 20, 2007, the Company pledged its equity interest in SWGE to the Lenders as additional collateral for the Loans to SWGE. As of February 1, 2011 SWGE’s outstanding obligations to the Lenders were approximately $107 million. The parent company has net assets of approximately $340,000 as of December 31, 2010, excluding its investment in SWGE. The remaining net assets of the Company on a consolidated basis are within the subsidiary SWGE, whose stock has been pledged as collateral to the Lenders.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under the terms of the Loan Agreement, the Bankruptcy Filing caused the Lenders’ term loan commitments and working capital loan commitments to be terminated automatically, and the principal amount of the loans and all other obligations then outstanding together with accrued interest thereon and any unpaid accrued fees owed to Lenders automatically became immediately due and payable. However, pursuant to the Bankruptcy Code, this default provision and the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to such default are stayed under section 362 of the Bankruptcy Code. Furthermore, WestLB has not accelerated payment of SWGE’s loans pursuant to the Bankruptcy Filing. The Company and SWGE have been in communication with WestLB, which has indicated that it will defer further action regarding SWGE’s Loan Agreement compliance, and has agreed to work with SWGE in support of SWGE’s on-going reorganization efforts in the Chapter 11 proceeding.
American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending March 31, 2011. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2010, included in the Company’s Annual Report on Form 10-K.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Our ability to continue as a going concern;
•	Our ability to operate pursuant to the terms and conditions of any debtor-in-possession (DIP) financing order entered by the Bankruptcy Court in connection with the Bankruptcy Cases;
•
Our ability to obtain Court approval with respect to motions in the Chapter 11 proceedings prosecuted by us from time to time, including approval of motions relating to the priority of the lender’s security interest under any DIP financing;

•	Our ability to obtain and maintain normal terms with vendors and service providers;
•	Our ability to maintain contracts that are critical to our operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grains and other commodities prices;
•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•	Our ability to generate sufficient liquidity to fund our debt service requirements and capital expenditures;
•	Our ability to comply with our loan covenants and to obtain waivers from our lender for any non-compliance with those covenants;
•	Our ability to maintain liquidity and operate our business;
•	The results of our hedging transactions and other risk management strategies;
•	Our inelastic demand for corn, as it is the only available feedstock for our plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;
•	The effects of mergers or consolidations in the ethanol industry;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;
•	Changes in or elimination of federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Overcapacity within the ethanol industry;
•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;
•	Our reliance on key management personnel;
•	The development of infrastructure related to the sale and distribution of ethanol; and
•	Competition in the ethanol industry and from other alternative fuel additives.

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
Business Overview
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
Our revenues are derived from the sale and distribution of our ethanol and distillers grains primarily in the southeastern United States. Our ethanol plant currently operates at or near its nameplate capacity. A significant percentage of our corn is supplied to us by train and is originated primarily from the eastern Corn Belt; however, we are able to originate an increasing percentage of our corn from local producers. Currently, approximately 98% of our ethanol is being shipped out of our facility by truck to local and regional blending terminals. Additionally, as of the date of this report, approximately 100% of our dried distillers grains are being shipped out of our facility by truck to local livestock and poultry operations.
Recent Events
Chapter 11 Bankruptcy
On February 1, 2011, SWGE, a wholly owned subsidiary of the Company, filed a voluntary petition for relief (collectively, the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Georgia (the “Bankruptcy Court”). SWGE’s chapter 11 case (the “Case”) is being administered by the Bankruptcy Court as Case No. 11-10145. SWGE is continuing to operate its business and manage its assets as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The Bankruptcy Filing is a result of SWGE’s ongoing liquidity constraints and the willingness of SWGE’s lending group to work with SWGE to restructure its financing facility. SWGE’s Bankruptcy Filing constituted an event of default under SWGE’s loan agreement and related documents with WestLB AG, New York Branch, AgCountry Farm Credit Services, FCLA, AgFirst Farm Credit Bank, Bank of Camilla, CoBank, ACB, Farm Credit Bank of Texas, Northwest Farm Credit Services, PCA, and Planters and Citizens Bank (collectively referred to herein as “Lenders”). WestLB AG, New York Branch (“WestLB”) is the servicing agent for the loans evidenced by SWGE’s loan agreement and related documents with its Lenders. The primary loan agreement is the Senior Credit Agreement (the “Loan Agreement”) dated November 20, 2007. The Loan Agreement initially provided SWGE with a construction loan of approximately $100 million, which was subsequently converted to a term loan, and a $15 million working capital loan (the “Loans”). The Loan Agreement and its amendments contain various covenants and restrictions with which SWGE is obligated to comply. The Loans are secured by a mortgage and security interest granted by SWGE in favor of the Lenders in all of SWGE’s real property and personal property. Pursuant to a Pledge and Security Agreement also dated November 20, 2007, the Company pledged its equity interest in SWGE to the Lenders as additional collateral for the Loans to SWGE. As of February 1, 2011 SWGE’s outstanding obligations to the Lenders were approximately $107 million.

Under the terms of the Loan Agreement, the Bankruptcy Filing caused the Lenders’ term loan commitments and working capital loan commitments to be terminated automatically, and the principal amount of the loans and all other obligations then outstanding together with accrued interest thereon and any unpaid accrued fees owed to Lenders automatically became immediately due and payable. However, pursuant to the Bankruptcy Code, this default provision and the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to such default are stayed under section 362 of the Bankruptcy Code. Furthermore, WestLB has not accelerated payment of SWGE’s loans pursuant to the Bankruptcy Filing. The Company and SWGE have been in communication with WestLB, which has indicated that it will defer further action regarding SWGE’s Loan Agreement compliance, and has agreed to work with SWGE in support of SWGE’s on-going reorganization efforts in the chapter 11 proceeding.
Debtor-in-Possession Financing
On February 4, 2011, SWGE entered into a Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) with WestLB, AgFirst Farm Credit Bank and Farm Credit Bank of Texas (collectively the “DIP Lenders”) for a debtor-in-possession revolving credit facility. WestLB is also serving as the administrative agent and collateral agent under the DIP Credit Agreement. On February 23, 2011 the Bankruptcy Court entered a final order approving the DIP Credit Agreement.
The DIP Credit Agreement provides for commitments to provide debtor-in-possession financing to SWGE in the maximum amount of $10,000,000 (the “DIP Loan”), subject to the terms and conditions set forth in the DIP Credit Agreement and related documents. The DIP Loan may be used to fund, subject to limitations set forth in the DIP Credit Agreement, the financing of SWGE’s post-petition working capital, general corporate purposes, the administration of the Case and such pre-petition expenses as are approved by the Bankruptcy Court and paid in accordance with the applicable budget. The obligations under the terms of the DIP Credit Agreement and related documents constitute “superpriority” claims under the Bankruptcy Code and are secured by a lien in favor of the DIP Lenders on collateral constituting substantially all of SWGE’s assets.
The DIP Loan matures six months from the date the DIP Credit Agreement was executed unless it becomes due earlier by reason of acceleration or pursuant to certain procedural triggers connected to the Case. SWGE’s debt obligations outstanding under the DIP Credit Agreement shall generally accrue interest at a rate equal to the LIBOR rate plus 9.0 percent per annum. As of the date the DIP Credit Agreement was executed by the parties, the calculated annualized interest rate was approximately 12%. SWGE will pay to WestLB, as the administrative agent, and to the DIP Lenders, for their own account, certain fees, including a facility fee, a structuring fee as well as a monthly commitment fee.
Under the DIP Credit Agreement, SWGE is subject to certain affirmative and negative covenants, an obligation to deliver financial statements and operating budgets at specified intervals, and other terms and conditions. The failure to meet certain covenants or the occurrence of other specified events could constitute an event of default and may result in the DIP Loan becoming immediately due and payable.
The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the DIP Credit Agreement and related documents, which have been filed as exhibits to this report.
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
Results of Operations for the Three Months Ended December 31, 2010 and 2009
The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$71,872,501	100.00%	$57,434,517	100.00%
Cost of Goods Sold	$69,249,844	96.35%	$47,490,413	82.69%
Gross Profit (Loss)	$2,622,657	3.65%	$9,944,104	17.31%
General and Administrative Expenses	$1,023,759	1.43%	$1,190,165	2.07%
Operating Income (Loss)	$1,589,898	2.22%	$8,753,939	15.24%
Other (Expense)	$(6,675,574)	(9.29)%	$(1,792,140)	(3.12)%
Net Income(Loss)	$(5,076,676)	(7.06)%	$6,961,799	12.12%
The following table shows the sources of our revenue for the three months ended December 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	(2011 Fiscal Year)		(2010 Fiscal Year)
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$57,469,774	79.96%	$48,564,366	84.56%
Dried Distillers Grains Sales	$12,668,017	17.63%	$8,438,770	14.69%
Wet Distillers Grains Sales	$1,386,491	1.93%	$426,954	0.74%
Other Revenue	$348,219	0.48%	$4,427	0.01%
Total Revenues	$71,872,501	100.00%	$57,434,517	100.00%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
During our first fiscal quarter of our 2011 fiscal year, our total revenue increased significantly compared to the first fiscal quarter of our 2010 fiscal year. Management attributes this increase in total revenue primarily with a significant increase in the average price we received per gallon of ethanol sold during our fiscal quarter ending December 31, 2010. Our total revenue was approximately $71,872,501 for the fiscal quarter ended December 31, 2010 and $57,434,517 for the fiscal quarter ended December 31, 2009, an increase of approximately 25%.
Ethanol
The total gallons of ethanol that we sold during our fiscal quarter ended December 31, 2010 was approximately 7.6% more than during our fiscal quarter ended December 31, 2009. Management attributes this increase in ethanol sales with the fact that we are now able to operate the plant at a higher run-rate. This disparity in our quarter over quarter production is primarily due to mechanical issues that curtailed our ethanol production during the first quarter of our 2010 fiscal year. In addition to the increase in the number of gallons of ethanol we sold was a 10% increase in the average price we received per gallon of ethanol sold during our fiscal quarter ended December 31, 2010 compared to our fiscal quarter ended December 31, 2009. Management attributes this increase in the average price we received per gallon of ethanol with higher gasoline prices and increased ethanol exports experienced in recent months. These increases in ethanol exports and prices mostly occurred during our fourth quarter of 2010.
The ethanol industry relies on the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) to reduce the cost of ethanol to fuel blenders. Accordingly, VEETC causes increased demand for ethanol related to what is called discretionary blending. Discretionary blending is where fuel blenders use ethanol to increase octane in the fuels that are produced as well as reduce the price of gasoline at levels beyond what is mandated by the renewable fuels standard. However, when the price of ethanol increases relative the price of gasoline, after taking into account the VEETC, the amount of discretionary blending by fuel blenders decreases thereby decreasing ethanol demand. As a result, if the VEETC is not renewed past December 31, 2011, management anticipates that the price of ethanol will decrease. Management anticipates ethanol production will be steady during our 2011 fiscal year provided the ethanol industry can maintain current ethanol prices. However, in the event ethanol prices decrease significantly, we may be forced to reduce ethanol production during times when our operating margins are unfavorable. Further, our operating margins also depend on corn prices which can affect the spread between the price we receive for our ethanol and our raw material costs. In times when this spread decreases or becomes negative, we may reduce or terminate ethanol production until these spreads become more favorable.
Distillers Grains
We produce distillers grains for sale primarily in two forms, distillers dried grains with solubles (DDGS) and wet distillers grains (WDG). During our fiscal quarter ended December 31, 2010, we experienced a shift in the mix of distillers grains we sold in the form of DDGS versus WDG compared to our fiscal quarter ended December 31, 2009. During our fiscal quarter ended December 31, 2010, we sold less of our total distillers grains in the form of DDGS that we did for the same period in 2009. Conversely, during our fiscal quarter ended December 31, 2010 we sold more of our total distillers grains in the form of WDG that we did for the same period in 2009. Management attributes this shift in the mix of our distillers grains sales with an increase in local demand for WDG during our 2010 fiscal year compared to our 2009 fiscal year. As more of our distillers grains are shipped inside of our local market, we sell more of our distillers grains in the wet form since it is less expensive to produce the WDG. Market factors dictate whether we sell more DDGS versus WDG.
Management anticipates demand for distillers grains will remain steady or increase, especially if corn prices trend higher during our 2011 fiscal year. Management believes that increased revenue from distillers grains sales during times when corn prices are high helps us to somewhat offset our increased cost of goods sold from the higher corn prices.

Cost of Goods Sold
Our cost of goods sold was approximately $69,300,000 or 96% of our revenues for the three month period ended December 31, 2010. Our two primary costs of producing ethanol and distillers grains are the cost of corn and natural gas. Approximately 84.8% of our cost of goods sold is attributable to corn costs and approximately 5.8% is attributable to natural gas costs. Our per gallon cost of for corn during our 2010 fiscal year was approximately 5% lower than the amount we paid during our 2009 fiscal year. Our lower per gallon cost of corn is primarily due to increased production levels which led to a 6% increase in ethanol yield at our facility. For the quarter ended December 31, 2010 our per gallon cost of corn was 47% higher than our per gallon cost of corn for the same period in 2009. This dramatic increase in the price of corn has caused tight operating margins for our Company.
These efficiencies have been somewhat mitigated by market corn prices which started to increase during our 2010 fiscal year starting in July and continuing into the middle of December 2010. Management attributes this increase in corn prices with uncertainty regarding weather factors that resulted in decreased yields in some parts of the United States. This led to fears regarding an imbalance between corn supply and demand which had a negative impact on corn prices. Management anticipates that corn prices will continue to be volatile until corn planting and thereafter will be subject to weather factors that may influence corn prices during the 2011 growing season.
Management anticipates that natural gas prices will remain steady during our 2011 fiscal year unless demand significantly increases due to improved global economic conditions. Management anticipates that our natural gas consumption may increase during our 2011 fiscal year due to increased ethanol and distillers grains production compared to our 2010 fiscal year.
Our other costs of goods sold include denaturant, process chemicals, electricity, transportation, and direct labor. Together these costs represent approximately 0.094% of our cost of goods sold. We do not anticipate these costs to be as volatile as our corn and natural gas expenses. However, our transportation, electrical and denaturant costs are directly tied to the price of energy generally and, therefore, may fluctuate along with the price of petroleum based energy products.
General and Administrative Expenses
Our general and administrative expenses as a percentage of revenues were 1.4% for the three month period ended December 31, 2010, and our general and administrative expenses as a percentage of revenues were 2.07% for the three month period ended December 31, 2009. Operating expenses consist primarily of payroll, employee benefits, and professional fees and have been decreasing since beginning operations due to our ability to make our internal operations more efficient.
Operating Income
Our operating income for the three months ended December 31, 2010 was approximately 2.2% of our revenues, compared to an operating income of 15.2% of our revenues for the three months ended December 31, 2009. Our operating income is the result of positive operating margins; however, operating margins deteriorated from our three months ended December 31, 2009 to our three months ended December 31, 2010 as corn prices increased more rapidly that ethanol prices.
Other (Expense)
We had total other expense for the fiscal quarter ended December 31, 2010 of approximately $6,675,000 resulting primarily from our interest expense for the period. Interest expense for the period was approximately $6,910,000 which was offset by an unrealized gain of approximately $240,000 for the change in fair value of our interest rate swap agreement.
Net Income (Loss)
Our net loss for the three months ended December 31, 2010 was approximately 7.1% of our revenues, compared to our net income for the three months ended December 31, 2009 which was approximately 12.1% of our revenues. Our net income (loss) is primarily the result of our interest expense and financing costs relative to our revenues during our three months ended December 31, 2010.

Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2010 and 2009.

Percentage of Increase (Decrease) for
comparison of Three Months Ended
December 31, 2010 to December 31, 2009
Production:
Ethanol sold (gallons)	7.6%
Dried distillers grains sold (tons)	20.3%
Wet distillers grains sold (tons)	(12.2%)
Revenues:
Ethanol average price per gallon	10.0%
Dried distillers grains revenue per gallon of ethanol sold	39.5%
Wet distillers grains revenue per gallon of ethanol sold	201.8%
Total revenue per gallon of ethanol sold	16.3%
Costs:
Corn cost per gallon of ethanol sold (including freight)	47.3%
Overhead and other direct costs per gallon of ethanol sold	2.7%
Total cost per gallon of ethanol sold	36.5%
During the quarter ended December 31, 2010, our market price of ethanol increased approximately 10% compared to the three month period ended December 31, 2009. If our average price received per gallon of ethanol had been $0.10 lower, our gross margin for the quarter would have decreased by approximately $2,411,606, assuming our other revenues and costs remained unchanged.
During the quarter ended December 31, 2010, the market price of dried distillers grains increased approximately 40% compared to the three month period ended December 31, 2009. If our average price received per ton of dried distillers grains had been $1.00 lower, our gross margin for the quarter would have decreased by approximately $75,000, assuming our other revenues and costs remained unchanged.
During the quarter ended December 31, 2010, the market price of corn on a per gallon basis increased by approximately 47% compared to the three month period ended December 31, 2009. If our average price paid per bushel of corn had been $0.25 higher, our gross margin for the quarter would have decreased by approximately $2,248,000, assuming our other revenues and costs remained unchanged.
Changes in Financial Condition for the Three Months Ended December 31, 2010
Our current assets at December 31, 2010 were fairly steady compared to our fiscal year ended September 30, 2010. As of December 31, 2010, we had an increase in trade receivables, which was largely offset by a decrease in inventory on hand.
Our net property and equipment was approximately $2,000,000 lower at December 31, 2010 compared to September 30, 2010 as a result of depreciation expense taken for the quarter. We do not expect any significant additional capital expenditures as our plant is now complete.
The financing costs associated with the loans discussed in Note 6 to our financial statements have been recorded at cost and include expenditures directly related to securing debt financing. In February 2011, SWGE filed for Chapter 11 Bankruptcy relief from the loans which gave rise to the deferred financing costs. In conjunction with this filing, the Company expensed the remaining net book value of its deferred financing costs as of December 31, 2010. The financing costs are included in interest expense in the statement of operations and total approximately $3,724,000 for the three months ended December 31, 2010.

We experienced a significant increase in our total current liabilities on December 31, 2010 compared to September 30, 2010 and a corresponding decrease in our long-term liabilities as of December 31, 2010 compared to September 30, 2010, primarily as a result of bringing our long-term debt current in accordance with the certain accounting standards. At December 31, 2010, we had approximately $132,900,000 outstanding in the form of current liabilities, compared to approximately $40,000,000 at September 30, 2010.
Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.
During the first quarter of the fiscal year ending September 30, 2011, the Company continued to suffer losses from operations thus continuing liquidity restraints due to limits on its working capital line which was up for renewal in February 2011. Faced with these constraints, on February 1, 2011, SWGE, the Company’s wholly owned subsidiary, filed voluntary petitions for relief (collectively, the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Middle District of Georgia Albany Division (the “Bankruptcy Court”). SWGE intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 8 “Subsequent Events.”
To improve plant operations and profitability, the Company hired an outside third party to look at the efficiency of the plant and provide suggestions and solutions to increase the operational effectiveness. These studies have been completed and outlined several areas where the Company could make improvements. Some of the improvements were immediately implemented with positive results already being shown. The Company believes that with improvements already implemented and the additional improvement being made, that the operational efficiency of the plant will increase significantly, allowing the plant to run profitably. Additionally, the Company’s profitability is also dependent upon a number of other factors noted elsewhere in these financial statements, including stable and positive crush margins. Management believes that once they solve their working capital needs, they will be able to better manage the commodity risk by being able to utilize futures and options more frequently and to lock in positive crush margin.
The following table shows cash flows for the three months ended December, 2010 and 2009:

	Three Months Ended
	December 31
	2010	2009
Net cash provided by (used in ) operating activities	$(1,913,714)	$7,154,427
Net cash (used in) investing activities	$(57,914)	$(51,893)
Net cash provided by (used in) financing activities	$1,599,569	$(1,690,168)
Net increase (decrease) in cash and cash equivalents	$(372,059)	$5,412,366
Cash and cash equivalents, end of period	$214,407	$5,412,366
Operating Cash Flows. We experienced a significant decrease in net cash provided by operating activities and an increase in cash used in operating activities during the three months ended December 31, 2010 compared to the same period of 2009. This decrease in net cash provided by operating activities was primarily a result of the $1,635,000 net loss we experienced during the three months ended December 31, 2010. Cash used in operating activities was approximately $1,900,000 for the three months ended December 31, 2010 compared to cash provided by operating activities of approximately $7,150,000 for the same period in 2009.

Investing Cash Flows. Cash used in investing activities was approximately $58,000 for the three months ended December 31, 2010. This amount is similar to the amount of cash used in investing activities for three months ended December 31, 2009.
Financing Cash Flows. Cash provided by financing activities was approximately $1,600,000 for the three months ended December 31, 2010. This cash was primarily provided by drawing on our revolving line of credit and the release of restricted cash, both of which were partially offset by the repayment of long term debt and capital lease obligations. During our three months ended December 31, 2009 we were able to repay approximately $1,600,000 of our long terms debt and capital lease obligations without having to draw on our other debt facilities.
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
As of December 31, 2010 and September 30, 2009, the Company had drawn $14,699,991 and $11,081,911 on the working capital loan, respectively.

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
The Company’s long-term debt outstanding as of December 31, 2010 and September 30, 2010 is summarized as follows:

	December 31,	September 30,
	2010	2010

West LB Term Loan, variable interest rates from 4.00% – 4.28%	$90,600,000	$92,200,000

Subordinated Fagen note, 4% through June 30, 2010 and 8% thereafter	3,977,545	3,977,545

Subordinated debt facility, interest rate of 7.5%, described below	8,615,000	9,250,000

Subordinated note payable to Mitchell County Development Authority	1,070,285	—

Notes payable John Deere Credit, interest rate of 5.3%, described below	119,242	136,244

	104,382,072	105,563,789
Less current portion	(104,382,072)	(11,081,911)

	$—	$94,481,878

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
Impairment Analysis
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at December 31, 2010.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected undiscounted future cash flows from operations. Management has determined that its projected undiscounted future cash flows from operations exceed the carrying value of the plant and that no impairment exists at December 31, 2010. However, due to the Company’s recent filing for Bankruptcy protection, there can be no assurances that the value of the plant will be recovered through future cash flows.
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
On February 1, 2011, SWGE, a wholly owned subsidiary of the Company, filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia. The chapter 11 case is being administered by the Bankruptcy Court as Case No. 11-10145. SWGE intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against SWGE are subject to the automatic stay provisions of section 362 of the Bankruptcy Code.

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

SWGE filed for reorganization under Chapter 11 on February 1, 2011 and is subject to the risks and uncertainties associated with the Bankruptcy Case. For the duration of the Bankruptcy Case, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:
•	our ability to continue as a going concern;
•	our ability to operate within the restrictions and the liquidity limitations of any DIP financing arrangement in connection with the Bankruptcy Case;
•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Case from time to time;
•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;
•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to attract, motivate and retain key employees;
•	our ability to attract and retain customers; and
•	our ability to fund and execute our business plan.
We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Bankruptcy Case that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Bankruptcy Case could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities. Because of the risks and uncertainties associated with the Bankruptcy Case, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.
A long period of operating under Chapter 11 could harm our business. A long period of operating under Chapter 11 could adversely affect our business and operations. So long as the Bankruptcy Case continues, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy Case instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success of our business. In addition, the longer the Bankruptcy Cases continue, the more likely it is that our vendors will lose confidence in our ability to successfully reorganize our business, and they may seek to establish alternative arrangements for providing us with goods and services, including alternative payment arrangements, which in turn could have an adverse effect on our liquidity and/or results of operations. Our having sought bankruptcy protection may also adversely affect our ability to negotiate favorable terms from suppliers, contract or trading counterparties and others and to attract and retain customers and counterparties. The failure to obtain such favorable terms and to attract and retain customers and other contract or trading counterparties could adversely affect our financial performance.
We have substantial liquidity needs and may be required to seek additional financing. Our principal sources of liquidity have historically consisted of cash provided by operations, cash and cash equivalents on hand and available borrowings under our credit agreements. Our liquidity position is significantly influenced by our operating results, which in turn are substantially dependent on commodity prices, especially prices for corn, ethanol, natural gas and unleaded gasoline. As a result, adverse commodity price movements adversely impact our liquidity. We face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Case and expect that we will continue to incur significant professional fees and costs. We cannot assure you that the amounts of cash available from operations, together with any DIP financing, will be sufficient to fund our operations, including operations during the period until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court.

We may not have sufficient cash to service our indebtedness and other liquidity requirements. Our ability to service any DIP financing indebtedness and successfully consummate a plan of reorganization will depend, in part, on our ability to generate cash. We cannot be certain that cash on hand together with cash from operations will by itself be sufficient to meet our cash and liquidity needs. If we are unable to generate enough cash to meet our liquidity needs, we could be forced to discontinue some or all of our operations.
Our DIP financing imposes significant operating and financial restrictions on us, compliance or non-compliance with which could have a material adverse effect on our liquidity and operations. Restrictions imposed by the terms of our DIP financing could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs and could result in an event of default under the DIP financing. These restrictions will limit our ability, subject to certain exceptions, to, among other things:
•	incur additional indebtedness;
•	make prepayments on or purchase indebtedness in whole or in part;
•	make investments;
•	enter into transactions with affiliates on other than arm’s-length terms;
•	create or incur liens to secure debt;
•	consolidate or merge with another entity;
•	lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;
•	incur dividend or other payment restrictions;
•	make capital expenditures beyond specified limits; and
•	engage in specified business activities.
These limitations could have a material adverse effect on our liquidity and operations. If we fail to comply with the restrictions under any DIP financing and are unable to obtain a waiver or amendment or a default exists and is continuing under the DIP financing, the lenders could declare outstanding borrowings and other obligations under the DIP financing immediately due and payable. Our ability to comply with these restrictions may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us. If we are unable to comply with the terms of the DIP financing, or if we fail to generate sufficient cash flow from operations, or, if it became necessary, to obtain such waivers, amendments or alternative financing, it could adversely impact the timing of, and our ultimate ability to successfully implement, a plan of reorganization.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Removed and Reserved

Item 5.	Other Information.
None.

Item 6.	Exhibits. The following exhibits are included herein:

Exhibit No.	Description

10.1	Debtor-in-Possession Credit Agreement between Southwest Georgia Ethanol, LLC and WestLB AG dated February 4, 2011.

10.2	Pledge and Security Agreement between First United Ethanol, LLC, Southwest Georgia Ethanol, LLC and WestLB AG dated February 4, 2011.

10.3	Debtor-in-Possession Accounts Agreement between Southwest Georgia Ethanol, LLC, Amarilla National Bank and WestLB Ag dated February 4, 2011.

10.4	Deed to Secure Debt, Security Agreement and Assignment of Leases, Rents and Security Deposits between Southwest Georgia Ethanol, LLC and WestLB Ag dated February 4, 2011.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED ETHANOL, LLC
Date: February 18, 2011	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer

Date: February 18, 2011	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer