Form 10-Q
period 2011-03-31
FIRST UNITED ETHANOL LLC
filed 2011-05-23
CIK 1346222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 23, 2011 there were 81,984 membership units outstanding.

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FIRST UNITED ETHANOL, LLC AND DEBTOR-IN-POSSESSION SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,168,875	$586,466
Trade receivables, net of allowance for doubtful accounts of approximately $67,000 and $30,000, respectively	6,843,872	5,088,073
Due from broker	457	457
Inventory	14,215,718	9,859,841
Other assets	2,728,598	1,100,281

Total current assets	26,957,520	16,635,118

PROPERTY AND EQUIPMENT
Office building, furniture and equipment	1,103,781	1,103,781
Land and improvements	2,508,148	2,508,148
Plant buildings and equipment	161,556,201	161,476,853

	165,168,130	165,088,782
Less accumulated depreciation	(21,915,009)	(17,528,484)

	143,253,121	147,560,298

RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	443,860	2,779,643

FINANCING COSTS, net of amortization of $- and $2,894,432	—	3,723,703

TOTAL ASSETS	$170,654,501	$170,698,762

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Liabilities not subject to compromise — debtor-in-possession financing	$8,850,000	$—
Liabilities not subject to compromise — accounts payable and other	4,096,508	—
Revolving line of credit	—	13,634,129
Current portion of long-term debt	—	11,081,911
Current portion of capital lease obligations	—	1,706,620
Current portion of interest rate swap liability	—	525,658
Accounts payable and accrued expenses	—	11,979,176
Accrued interest	—	847,363
Deferred revenue	—	411,423

Total current liabilities	12,946,508	40,186,280

INTEREST RATE SWAP LIABILITY	—	131,414

CAPITAL LEASE OBLIGATIONS	—	2,007,748

ACCRUED INTEREST	—	1,374,686

LONG-TERM DEBT	—	94,481,878

LIABILITIES SUBJECT TO COMPROMISE	134,780,900	—

TOTAL LIABILITIES	147,727,408	138,182,006

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Membership contributions, 81,984 units issued and outstanding	77,520,849	77,422,691
Accumulated deficit	(54,593,756)	(44,905,935)

Total members’ equity	22,927,093	32,516,756

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$170,654,501	$170,698,762

See Notes to Unaudited Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND DEBTOR-IN-POSSESSION SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months	Six months	Six months
	ending March 31,	ending March 31,	ending March 31,	ending March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$73,108,140	$51,017,401	$144,980,641	$108,451,918
Cost of goods sold	73,929,949	49,810,521	143,179,793	97,300,934

Gross profit	(821,809)	1,206,880	1,800,848	11,150,984

General and administrative expenses	715,491	1,062,210	1,739,250	2,252,375

Operating income (loss)	(1,537,300)	144,670	61,598	8,898,609

Other income (expense)
Unrealized gain (loss) on interest rate swap	(4,533)	250,653	231,572	592,055
Interest expense (contractual interest expense was approximately $3,558,00 and $10,470,000 for the three and six months ended March 31, 2011, respectively	(2,183,095)	(2,067,790)	(9,095,114)	(4,201,566)
Interest income	11	4,194	351	4,428

	(2,187,617)	(1,812,943)	(8,863,191)	(3,605,083)

Income(loss) before reorganization items	(3,724,917)	(1,668,273)	(8,801,593)	5,293,526

Reorganization items
Professional fees	886,228	—	886,228	—

Net income (loss)	$(4,611,145)	$(1,668,273)	$(9,687,821)	$5,293,526

Net income (loss) per unit (Basic and Diluted)	$(56.24)	$(20.35)	$(118.17)	$64.57

Weighted average units outstanding	81,984	81,984	81,984	81,984

See Notes to Unaudited Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND DEBTOR-IN-POSSESSION SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ending	Six months ending
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,687,821)	$5,293,526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Pre-petition accounts payable	7,158,584	—
Pre-petition accrued interest	4,948,732	—
Depreciation	4,386,526	4,368,742
Amortization of deferred financing costs	3,873,702	533,768
Non-cash compensation expense	98,158	98,165
Unrealized (gain) on interest rate swap	(231,572)	(592,055)
Provision (recovery) of doubtful receivables	37,000	(8,500)
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(1,792,799)	203,630
Increase in due from broker	—	(213,893)
Increase in inventory	(4,355,877)	(10,977)
Increase in other assets	(1,628,317)	(387,227)
Decrease in accounts payable and accrued expenses	(7,882,668)	(4,537,369)
Increase in accrued interest payable	(1,528,215)	511,159
Decrease in deferred revenue	(411,423)	—
Decrease in derivative financial instruments	—	(41,190)

Net cash provided by (used in) operating activities	(7,015,990)	5,217,779

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	—	(50,000)
Purchase of property and equipment, net of returns	(79,348)	(102,136)

Net cash (used in) investing activities	(79,348)	(152,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt and capital lease obligations	(2,460,328)	(3,319,281)
Payment of financing costs	(300,000)	(258,000)
Proceeds from debtor-in-possesion financing	9,000,000	—
Proceeds from revolving line of credit	1,065,862	—
Release (funding) of restricted cash balance	2,372,213	(4,203)
Excess of outstanding checks over bank balance	—	(81,555)

Net cash provided by (used in) financing activities	9,677,747	(3,663,039)

Increase in cash and cash equivalents	2,582,409	1,402,604

Cash and cash equivalents, beginning of period	586,466	—

Cash and cash equivalents, end of period	$3,168,875	$1,402,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,494,729	$3,895,389

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayment of notes and interest payable paid by Bond Trustee	$1,365,264	$1,338,750
See Notes to Unaudited Consolidated Financial Statements.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
First United Ethanol, LLC and its subsidiary (sometimes the “Company”) is located near Camilla, Georgia. The Company operates a 100 million gallon name plate capacity ethanol plant with distribution within the United States. The Company formally began ethanol operations in October 2008.
The Company was formally organized as a limited liability company on March 9, 2005 under the name Mitchell County Research Group, LLC. In September 2005, the Company formally changed its name to First United Ethanol, LLC. In November 2007, the Company’s wholly owned subsidiary, Southwest Georgia Ethanol, LLC (“SWGE” or the “Debtor”) was formed in conjunction with the debt financing agreement with West LB. First United Ethanol, LLC transferred substantially all of its assets and liabilities to Southwest Georgia Ethanol, LLC.
Petition for Relief Under Chapter 11
During the first quarter of the fiscal year ending September 30, 2011, the Company continued to suffer losses from operations thus continuing liquidity restraints due to limits on its working capital line which was up for renewal in February 2011. Faced with these constraints, on February 1, 2011, SWGE, the wholly owned subsidiary, filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Middle District of Georgia Albany Division (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Debtor in existence before the Bankruptcy Filing are stayed while the Debtor continues business operations a debtor-in-possession. These claims are reflected in the March 31, 2011 balance sheet as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor’s assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor’s real property, plant and equipment. The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and certain trade accounts payable. Reorganization items include professional fees directly related to the Chapter 11 proceedings. Debt issuance costs are considered valuation accounts of the related debt.
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
The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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
Financing Costs
Financing costs associated with the loans discussed in Note 6 have been recorded at cost and include expenditures directly related to securing debt financing. On February 1, 2011, the Debtor’s Bankruptcy Filing provided relief (see Note 1) from the loans which gave rise to the deferred financing costs. In conjunction with this filing, the Company expensed the existing net book value of its deferred financing costs as of December 31, 2010, which was recorded as additional interest expense of approximately $3,724,000 for the six months ended March 31, 2011. During the three months ended March 31, 2011, the Company paid approximately $300,000 of financing costs associated with its debtor in possession financing. These costs have been netted against the face amount of that financing arrangement. The financing costs associated with the debtor in possession financing are being amortized over the estimated term of the debtor in possession financing.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	20 Years
Plant and Process Equipment	5-20 Years
Office Furniture and Equipment	3-10 Years

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. The present value of capital lease obligations are classified as long-term debt and the related assets are included in property and equipment. Amortization of assets under capital lease is included in depreciation expense.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected undiscounted future cash flows from operations. Management has determined that its projected undiscounted future cash flows from operations exceed the carrying value of the plant and that no impairment exists at March 31, 2011. However, due to the Debtor’s recent Bankruptcy Filings, there can be no assurances that the value of the plant will be recovered through future cash flows.
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
The Company enters into firm-price purchase commitments every month with its natural gas suppliers under which they agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases and, accordingly, does not mark these transactions to market nor does the Company record the commitment on the balance sheet.
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
To ensure an adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and its major suppliers. At March 31, 2011, the Company had fixed price contracts totaling approximately $9,824,000 based upon the average per bushel price.
The Company has also managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. The Company’s forward LIBOR-based contract reduces risk from interest rate movements as gains and losses on the contract offset portions of the interest rate variability of our variable-rate debt. The notional amount of the swap at December 31, 2010 and September 30, 2010 was $19,788,737 and $25,182,610, respectively. The effect of the swap was to limit the interest rate exposure on the LIBOR component to a fixed rate of 4.04% compared to a variable interest rate. The swap is designated as a non-hedge derivative and is accounted for as mark to market. The estimated fair value of this agreement at September 30, 2010, was a liability of approximately $657,000. The swap’s notional amount decreased to $13,974,750 at February 2, 2011, at which time the counterparty exercised an early termination clause triggered by the Company’s Chapter 11 filing. Under the early termination clause, the interest rate swap was terminated and a fixed penalty of $425,500 is owed. The Company has included this amount in liabilities subject to compromise on its consolidated balance sheet.
Derivatives not designated as hedging instruments at September 30, 2010 were as follows:

	Balance Sheet	September 30,
	Classification	2010

Interest rate swap	(Current Liabilities)	$(525,658)
Interest rate swap	(Non-Current Liabilities)	$(131,414)

		Six	Six	Three	Three
		Months	Months	Months	Months
	Statement of	Ended	Ended	Ended	Ended
	Operations	March 31,	March 31,	March 31,	March 31,
	Classification	2011	2010	2011	2010

Net realized and unrealized gains (losses)	Revenues	$—	$(52,272)	$—	$(52,272)
Related to futures and options contracts	Cost of goods sold	—	38,696	—	151,146
Net realized and unrealized gains (losses) related to the interest rate swap	Other non-operating (expense)	231,572	(262,141)	(4,533)	(147,339)
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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue by product is as follows for the six and three months ended March 31, 2011 and 2010:

	Six	Six	Three	Three
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

Ethanol	$115,500,327	$90,850,163	$58,030,553	$42,285,797
Distillers’ grain	28,839,845	17,588,735	14,785,337	8,723,011
Other	640,469	13,020	292,250	8,593

Total	$144,980,641	$108,451,918	$73,108,140	$51,017,401

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
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, derivative instruments, trade receivables, accounts payable and accrued expenses. Management believes the fair value of each of these financial instruments approximates their carrying value on the balance sheet as of the balance sheet date. The fair value of current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments. The Company believes it is not practical to estimate the fair value of the long-term debt.
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
NOTE 2. INVENTORIES
A summary of inventories at March 31, 2011 and September 30, 2010 is as follows:

	March 31,	September 30,
	2011	2010

Corn	$6,418,977	$4,943,188
Denaturant and chemical supplies	570,752	432,434
Work in process	2,255,329	1,902,712
Ethanol	3,730,880	1,618,807
Distiller grains	1,239,780	962,700

Total	$14,215,718	$9,859,841

NOTE 3. MEMBERS’ EQUITY AND SUBSEQUENT EVENTS
On May 2, 2011 the Company received approval from the Securities and Exchange Commission to proceed with the filing of its definitive proxy statement regarding the proposed reclassification and reorganization of the Company’s membership units. The Company will be giving notice to the unit holders of a special meeting to be held on June 22, 2011 at which time they will be asked to approve a proposed Third Amended and Restated Operating Agreement. If approved by the members, the result of such amendment and restatement will be the reclassification of the Company’s units into newly authorized Class A, Class B and Class C Units. If the transaction is completed, the units of the Company’s unit holders of record who hold 100 or more of common equity units will be renamed as Class A Units. Unit holders of record who hold at least 99 units but no more than 21 units will receive one Class B Unit for each common equity unit held by such unit holders immediately prior to the effective time of the reclassification. Unit holders of record who hold 20 or fewer units will receive one Class C Unit for each common equity unit held by such unit holders immediately prior to the effective time of the reclassification. The effect of the reclassification will be to reduce the recorded number of unit holders of the Company’s common equity units to less than 300. This would enable the Company to voluntarily terminate the registration of its units under the Securities and Exchange Act of 1934 and remove its public reporting obligations.
NOTE 4. RELATED PARTIES
An entity which has common ownership with Fagen, Inc., the Company’s principal vendor in the construction of the ethanol facility, is also a Member of the Company and holds approximately 1.2% of the outstanding units. In addition, the Company has a subordinated promissory note due Fagen, Inc. in the amount of $3,977,545 as of March 31, 2011 and September 30, 2010.
The Company purchased corn at market prices in the amount of $772,455 and $770,974 for the three months and $1,691,512 and $1,502,394 for the six months ending March 31, 2011 and 2010, respectively, from certain Directors in the normal course of business.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. LEASES
The Company leases operating machinery under a lease agreement with De Lage Landen which is accounted for as a capital lease. The lease will expire in 2013. The assets have a capitalized cost of $157,664 included in property and equipment as of March 31, 2011 and September 30, 2010. Accumulated depreciation totaled $39,416 and $31,532 as of March 31, 2011 and September 30, 2010, respectively.
The Company entered into an Excess Facilities Charge Agreement with Georgia Power Company in which Georgia Power installed a power substation to augment the Company’s power system. The cost of the substation is charged to the Company over a three year period requiring annual payments of principal and interest totaling $686,309 beginning June 30, 2009. The Company has accounted for this agreement as a capital lease. The present value of future payments due under the lease of $1,834,512 is included in property and equipment as of March 31, 2011 and September 30, 2010. Accumulated depreciation totaled $229,313 and $183,451 as of March 31, 2011 and September 30, 2010, respectively.
The Company also entered into a Natural Gas Facilities Agreement with the City of Camilla for a high pressure gas main to serve the plant and purchase natural gas from the City of Camilla. The City of Camilla owns and operates the gas main and leases its usage to the Company. The agreement calls for a monthly facilities charge, in addition to the normal consumption charges, equal to the cost of the installation of the gas main over an 80 month period beginning June 2009 and requiring principal and interest payments of approximately $43,000 each month. The Company has accounted for the facilities lease charges as a capital lease. The present value of future payments under the lease of $2,777,960 is included in as an asset in property and equipment as of March 31, 2011 and September 30, 2010. Accumulated depreciation totaled $347,244 and $277,796 as of March 31, 2011 and September 30, 2010, respectively.
A summary of capital leases as of March 31, 2011 and September 30, 2010 is as follows:

	March 31,	September 30,
	2011	2010

De Lage Landen Financial Services, 60 months, interest rate of 7.5%	$81,155	$96,778
Georgia Power Substation lease, 36 months, interest rate of 5.85%	661,417	1,299,364
Natural Gas Facilities lease, 80 months, interest rate of 6.59%	2,134,185	2,318,226

	2,876,757	3,714,368
Less amounts included in liabilities subject to compromise	(2,876,767)
Less current portion	—	(1,706,620)

	$—	$2,007,748

The Company also entered into operating leases with Trinity Industries Leasing Company for the use of rail cars and tanker cars. The tanker car lease expires November 2017 and the rail car lease expires February 2012.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6. DEBT FINANCING ARRANGEMENTS
The Company’s prepetition long-term debt outstanding as of March 31, 2011 and September 30, 2010 is summarized as follows:

	March 31,	September 30,
	2011	2010

West LB Term Loan, variable interest rates from 4.00% – 4.28%	$90,600,000	$92,200,000
Subordinated Fagen note, 4% through June 30, 2010 and 8% thereafter	3,977,545	3,977,545
Subordinated debt facility, interest rate of 7.5%, described below	8,615,000	9,250,000
Subordinated payable to Regions Bank, Trustee of the 2008 Mitchell County Development Authority Bonds, as described below	1,365,264	—
Notes payable John Deere Credit, interest rate of 5.3%, described below	113,528	136,244

	104,671,337	105,563,789
Less amounts included in liabilities subject to compromise	(104,671,337)
Less current portion	—	(11,081,911)

	$—	$94,481,878

West LB Credit Arrangement — Senior Debt
SWGE entered into a senior credit agreement that provided for (1) a construction loan facility in an aggregate amount of up to $100,000,000, which converted to a term loan on February 20, 2009 (“Conversion Date”) that matures on February 20, 2015 (the “Final Maturity Date”); and (2) a working capital loan in an aggregate amount of up to $15,000,000 which matured on February 20, 2011. The primary purpose of the credit facility was to finance the construction and operation of the Company’s ethanol plant.
The principal amount of the term loan facility is payable in quarterly payments of $1,600,000, which began September 30, 2009, and the remaining principal amounts are fully due and payable on February 20, 2015. Interest is payable quarterly. SWGE has the option to select between two floating interest rate loans under the terms of the senior credit agreement: Base Rate Loans bear interest at the Administrative Agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the Administrative Agent’s prime rate) plus 2.75% per annum. Eurodollar Loans bear interest at LIBOR plus 3.75%. The Company entered into an interest rate swap with WestLB to effectively convert a portion of the variable rate interest into a fixed rate, with the LIBOR component fixed at 4.04% (See Note 1), however, this interest rate swap agreement was terminated on February 2, 2011 in conjunction with the Chapter 11 filing.
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
As of March 31, 2011 and September 30, 2010, the Company had drawn $14,699,991 on the $13,784,129 working capital loan.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On June 7, 2010, the Company executed the Sixth amendment to its Senior Credit Agreement and its Fourth amendment to its Accounts Agreement with WestLB. Pursuant to the amended agreements, the Company was required to maintain a certain level of working capital. Pursuant to the amended loan agreements, the Company was required to have a working capital deficit of ($9,000,000) or less as of September 30, 2010, and ($7,000,000) or less subsequently for the term of the loan.
In the event the Company is unable to meet the level of working capital required under the amended loan agreements the Company will be assessed a five percent (5%) interest fee on the outstanding loans for any quarter for which it is not in compliance. This fee payment is in addition to the interest the Company is required to pay on its outstanding debt pursuant to the original loan agreements. This additional interest fee is accrued and due February 2015, the final maturity date for the Company’s outstanding term loan with West LB. Furthermore, and regardless of whether the Company has maintained the required level of working capital, the Company was required to make an additional quarterly principal payment of $150,000 toward its outstanding working capital loan balance for each quarter beginning September 30, 2010. This arrangement is distinct from the borrowing base formula and borrowing base certificates previously utilized to monitor compliance with the Company’s working capital loan. This amendment also removes the borrowing base financial covenant from the terms of the loan, thereby removing the requirement for waivers.
The Company did not meet the working capital deficits of ($7,000,000) and ($9,000,000) required as of December 31, 2010 and September 30, 2010, respectively. The resulting penalty fees of approximately $1,375,000 per quarter were charged to interest expense as of December 31, 2010 and as of September 30, 2010 and are included as current liabilities. No such penalty was assessed for the quarter ending March 31, 2011 due to the Company’s Chapter 11 filing in February 2011.
On February 1, 2011, SWGE filed a voluntary petition for relief (“Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia. The Bankruptcy Filing is a result of the Company’s ongoing liquidity constraints and the willingness of the Company’s lending group to provide SWGE with debtor-in-possession financing and to cooperate in the restructuring of SWGE’s financing facility. SWGE’s Bankruptcy Filing constituted an event of default under the Company’s loan agreement and related documents. Under the terms of the loan agreement, the Bankruptcy Filing caused the Lenders’ term loan commitments and working capital loan commitments to be terminated automatically, and the principal amount of the loans and all other obligations then outstanding together with accrued interest thereon and any unpaid accrued fees owed to Lenders as of the Bankruptcy Filing automatically became immediately due and payable. However, pursuant to the Bankruptcy Code, this default provision and the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to such default are stayed under section 362 of the Bankruptcy Code. This senior debt facility has been classified at its prepetition amount within Liabilities subject to compromise on the consolidated balance sheet.
Subordinated Debt Facility
The Company has a subordinated payable to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company is required to maintain a debt service reserve with the Bond Trustee of at least $1,180,000. The balance at March 31, 2011 was $443,860. The Bond Trustee made the annual interest and principal payment to the bond holders of approximately $1,339,000 in December 2009 from the debt service reserve. The annual principal and interest payment due to the bond holders for December 2010 was funded by the Mitchell County Development Authority to the extent funds were not available in the debt service reserve account. The subordinated payable is due December 1, 2021 and bears interest at 7.5%. Any remaining funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. This subordinated payable has been classified at its prepetition amount within Liabilities subject to compromise on the consolidated balance sheet as of March 31, 2011.
Subordinated Fagen Note
On June 30, 2009, SWGE entered into a subordinated promissory note agreement in the amount of $3,977,545 due Fagen, Inc., a related party, for the remaining design-build contract balance. The note bears interest at 4% through June 30, 2010 and 8% thereafter through maturity on June 30, 2011. Interest is payable quarterly. This subordinated note has been classified at its prepetition amount within Liabilities subject to compromise on the consolidated balance sheet as of March 31, 2011.

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Notes Payable
The Company financed the acquisition of certain equipment through two identical notes payable to John Deere Credit. The notes amortize over four years (maturity in August 2012) with monthly principal and interest payments and are secured by the equipment. The interest rate is 5.3%. The combined outstanding balance on these two notes payable is $113,525 and $136,244 as of March 31, 2011 and September 30, 2010, respectively. These notes payable have been classified at its prepetition amount within Liabilities subject to compromise on the consolidated balance sheet as of March 31, 2011.
Debtor in Possession Financing
In conjunction with the Chapter 11 filing, a group of SWGE’s secured bank lenders have agreed to support the Company’s on-going restructuring efforts with a $10 million debtor-in-possession financing facility. The facility bears interest at 13% and is intended to provide financing for an initial period of six months but a two month extension has been requested so that the facility will be in place until a plan of reorganization is confirmed. The Company has drawn $9 million as of March 31, 2011. The face amount of the debt is reduced by the $150,000 of unamortized financing costs paid to the lenders. This financing is presented within Liabilities not subject to compromise on the consolidated balance sheet.
NOTE 7. LIABILITIES SUBJECT TO COMPROMISE
Liabilities subject to compromise as of March 31, 2011, consist of the following:

Senior credit agreement, term loan and revolver	$105,299,991
Subordinated debt facility	9,980,264
Subordinated Fagen note	3,977,545
Other notes payable	113,526
Capital lease obligations	2,876,757
Trade accounts payable, accrued interest and other miscellaneous claims	12,532,817

$134,780,900

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

FIRST UNITED ETHANOL, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has no financial instruments that require fair value disclosures as of March 31, 2011.
As of September 30, 2010, the Company classified its investments in marketable securities and derivative instruments into these levels depending on the inputs used to determine their fair values. The Company’s investments in marketable securities consist of money market funds restricted by the bond holders which are based on quoted prices and are designated as Level 1. The Company’s derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 and the fair value of the interest rate swap is based on quoted prices on similar assets or liabilities in active markets and discounts to reflect potential credit risk to lenders and are designated as Level 2.
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
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2010, included in the Company’s Annual Report on Form 10-K.
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
Business Overview
First United Ethanol, LLC (“we,” “us,” “FUEL,” “First United,” or the “Company”) was formed as a Georgia limited liability company on March 9, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Camilla, Georgia. In November 2007, the Company’s wholly owned subsidiary, Southwest Georgia Ethanol, LLC (“SWGE”) was formed in conjunction with the debt financing agreement with West LB. First United Ethanol, LLC transferred substantially all of its assets and liabilities to Southwest Georgia Ethanol, LLC. We completed construction of our ethanol plant in October 2008 and plant operations commenced on October 10, 2008.
Our revenues are derived from the sale and distribution of our ethanol and distillers grains primarily in the southeastern United States. Our ethanol plant currently operates at or near its nameplate capacity. A significant percentage of our corn is supplied to us by train and is originated primarily from the eastern Corn Belt; however, we are able to originate an increasing percentage of our corn from local producers. Currently, approximately 99% of our ethanol is being shipped out of our facility by truck to local and regional blending terminals. Additionally, as of the date of this report, approximately 100% of our dried distillers grains are being shipped out of our facility by truck to local livestock and poultry operations.
Recent Events
Chapter 11 Bankruptcy
On February 1, 2011, SWGE, a wholly owned subsidiary of the Company, filed a voluntary petition for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Georgia Albany Division (the “Bankruptcy Court”). SWGE’s chapter 11 case (the “Case”) is being administered by the Bankruptcy Court as Case No. 11-10145. SWGE is continuing to operate its business and manage its assets as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The Bankruptcy Filing is a result of the Company’s ongoing liquidity constraints and the willingness of the Company’s lending group to provide SWGE with debtor-in-possession financing and to cooperate in the restructuring of SWGE’s financing facility. SWGE’s Bankruptcy Filing constituted an event of default under SWGE’s loan agreement and related documents with WestLB AG, New York Branch, AgCountry Farm Credit Services, FCLA, AgFirst Farm Credit Bank, Bank of Camilla, CoBank, ACB, Farm Credit Bank of Texas, Northwest Farm Credit Services, PCA, and Planters and Citizens Bank (collectively referred to herein as “Lenders”). WestLB AG, New York Branch (“WestLB”) is the servicing agent for the loans evidenced by SWGE’s loan agreement and related documents with its Lenders. The primary loan agreement is the Senior Credit Agreement (the “Loan Agreement”) dated November 20, 2007. The Loan Agreement initially provided SWGE with a construction loan of approximately $100 million, which was subsequently converted to a term loan, and a $15 million working capital loan (the “Loans”). The Loan Agreement and its amendments contain various covenants and restrictions with which SWGE is obligated to comply. The Loans are secured by a mortgage and security interest granted by SWGE in favor of the Lenders in all of SWGE’s real property and personal property. Pursuant to a Pledge and Security Agreement also dated November 20, 2007, the Company pledged its equity interest in SWGE to the Lenders as additional collateral for the Loans to SWGE. As of February 1, 2011 SWGE’s outstanding obligations to the Lenders were approximately $108 million.

Under the terms of the Loan Agreement, the Bankruptcy Filing caused the Lenders’ term loan commitments and working capital loan commitments to be terminated automatically, and the principal amount of the loans and all other obligations then outstanding together with accrued interest thereon and any unpaid accrued fees owed to Lenders automatically became immediately due and payable. However, pursuant to the Bankruptcy Code, this default provision and the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to such default are stayed under section 362 of the Bankruptcy Code. The Company and SWGE have been in communication with WestLB, which has agreed to work with SWGE in support of SWGE’s on-going reorganization efforts in the Case.
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
The DIP Loan matures six months from the date the DIP Credit Agreement was executed unless it becomes due earlier by reason of acceleration or pursuant to certain procedural triggers connected to the Case. SWGE’s debt obligations outstanding under the DIP Credit Agreement shall generally accrue interest at a rate equal to the LIBOR rate plus 9.0 percent per annum. As of the date the DIP Credit Agreement was executed by the parties, the calculated annualized interest rate was approximately 13%. SWGE will pay to WestLB, as the administrative agent, and to the DIP Lenders, for their own account, certain fees, including a facility fee, a structuring fee as well as a monthly commitment fee.
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
The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the DIP Credit Agreement and related documents, which were filed as exhibits to our quarterly report for the period ended December 31, 2010.
Deregistration
On May 2, 2011 we received approval from the Securities and Exchange Commission to proceed with the filing of our definitive proxy statement regarding our proposed reclassification and reorganization of the Company’s membership units. The proposed transaction will provide for the reclassification of the Company’s membership units into three separate and distinct classes. The definitive proxy statement was filed with the Securities and Exchange Commission on May 10, 2011 and we have scheduled our special meeting of the members for June 22, 2011. The members of the Company will have an opportunity to vote on the proposed reclassification and reorganization of the Company’s membership units at this special meeting of the members. The proxy materials will be mailed to each of our members on approximately May 25, 2011.

If the proposed reclassification is approved by the Company’s members, we expect that each member of record holding 100 or more units will receive one Class A unit for each common equity unit held by such unit holder prior to the reclassification; each member of record holding 21 to 99 units will receive one Class B unit for each common equity unit held by such unit holder immediately prior to the reclassification; and each member of record holding 20 or fewer units will receive one Class C unit for each common equity unit held by such unit holder immediately prior to the reclassification.
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
Results of Operations for the Three Months Ended March 31, 2011 and 2010
The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$73,108,140	100.00%	$51,017,401	100.00%
Cost of Goods Sold	$73,929,949	101.24%	$49,810,521	97.6%
Gross Profit (Loss)	$(821,809)	(1.12)%	$1,206,880	2.4%
General and Administrative Expenses	$715,491	0.98%	$1,062,210	2.1%
Operating Income (Loss)	$(1,537,300)	(2.10)%	$144,670	0.3%
Other (Expense)	$(2,187,617)	(2.99)%	$(1,812,943)	(3.6)%
Reorganization Expense	$(886,228)	(1.21)%	—	—
Net Income(Loss)	$(4,611,145)	(6.31)%	$(1,668,273)	(3.3)%

The following table shows the sources of our revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	(2011 Fiscal Year)		(2010 Fiscal Year)
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$58,030,553	79.4%	$42,285,797	82.9%
Dried Distillers Grains Sales	13,529,564	18.5%	8,084,113	15.8%
Wet Distillers Grains Sales	1,255,773	1.8%	638,898	1.3%
Other Revenue	292,250	.4%	8,593	.1%
Total Revenues	$73,108,140	100.00%	$51,017,401	100.00%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains.
During our fiscal quarter March 31, 2011, our total revenue increased significantly compared to the first fiscal quarter of our 2010 fiscal year. Management attributes this increase in total revenue primarily with a significant increase in the average price we received per gallon of ethanol sold during our fiscal quarter ending March 31, 2011. Our total revenue was approximately $73,108,000 for the fiscal quarter ended March 31, 2011 and $51,017,401 for the fiscal quarter ended March 31, 2010, an increase of approximately 43%.
Ethanol
The total gallons of ethanol that we sold during our fiscal quarter ended March 31, 2011 was approximately equal to our ethanol production during our fiscal quarter ended March 31, 2010. We experienced an increase of approximately 35% in the average price we received per gallon of ethanol sold during our fiscal quarter ended March 31, 2011 compared to our fiscal quarter ended March 31, 2010. Management attributes this increase in the average price we received per gallon of ethanol with higher gasoline prices and increased ethanol exports and increases in oil and gasoline prices during the fiscal quarter ended March 31, 2011 compared to our fiscal quarter ended March 31, 2010.
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
Distillers Grains
We produce distillers grains for sale primarily in two forms, distillers dried grains with solubles (DDGS) and wet distillers grains (WDG). During our fiscal quarter ended March 31, 2011, we experienced a shift in the mix of distillers grains we sold in the form of DDGS versus WDG compared to our fiscal quarter ended March 31, 2010. During our fiscal quarter ended March 31, 2011, we sold more of our total distillers grains in the form of DDGS than we did for the same period in 2010. Conversely, during our fiscal quarter ended March 31, 2011 we sold less of our total distillers grains in the form of WDG than we did for the same period in 2010. Management attributes this shift in the mix of our distillers grains sales with an increase in local demand for DDGS during our fiscal quarter ended March 31, 2011 compared to our fiscal quarter ended March 31, 2010. The mix of DDGS and WDG sold within our local market is dependent upon the seasonal demands of livestock producers in our area.
Management anticipates demand for distillers grains will remain steady or increase, especially if corn prices remain high during our 2011 fiscal year. Management believes that increased revenue from distillers grains sales during times when corn prices are high helps us to somewhat offset our increased cost of goods sold from the higher corn prices.

Cost of Goods Sold
Our cost of goods sold was approximately $73,930,000 or 101% of our revenues for the three month period ended March 31, 2011. Our two primary costs of producing ethanol and distillers grains are the cost of corn and natural gas. Approximately 82.3% of our cost of goods sold is attributable to corn costs and approximately 4.7% is attributable to natural gas costs. Our per gallon cost of for corn during our fiscal quarter ended March 31, 2011 was approximately 66% higher than the amount we paid during our fiscal quarter ended March 31, 2010. Our higher per gallon cost of corn is primarily due to increased corn prices. This dramatic increase in the price of corn has caused tight or negative operating margins for our Company.
Management attributes this increase in corn prices to decreased 2010 corn production in some parts of the United States and uncertainty regarding the 2011 corn production. Both of these factors have been exacerbated by a strong export market and strong domestic demand. These factors have led to fears regarding an imbalance between corn supply and demand. Management anticipates that corn prices will continue to be volatile through the 2011 corn planting season and thereafter will be subject to weather factors that may influence corn prices during the 2011 growing season.
Management anticipates that natural gas prices will remain steady during our 2011 fiscal year unless demand significantly increases due to improved global economic conditions. Management anticipates that our natural gas consumption may increase during our 2011 fiscal year due to increased ethanol and distillers grains production compared to our 2010 fiscal year.
Our other costs of goods sold include denaturant, process chemicals, electricity, transportation, and direct labor. Together these costs represent approximately 7.9% of our cost of goods sold. We do not anticipate these costs to be as volatile as our corn and natural gas expenses. However, our transportation, electrical and denaturant costs are directly tied to the price of energy generally and, therefore, may fluctuate along with the price of petroleum based energy products.
General and Administrative Expenses
Our general and administrative expenses as a percentage of revenues were 0.98% for the three month period ended March 31, 2011, and our general and administrative expenses as a percentage of revenues were 2.1% for the three month period ended March 31, 2010. Operating expenses consist primarily of payroll, employee benefits, and professional fees and have been decreasing since beginning operations due to our ability to make our internal operations more efficient.
Operating Income
Our operating income for the three months ended March 31, 2011 was approximately (2.1)% of our revenues, compared to an operating income of 0.3% of our revenues for the three months ended March 31, 2010. Our operating income is the result of negative operating margins. Our operating margins deteriorated from our three months ended March 31, 2010 to our three months ended March 31, 2011 as corn prices increased more rapidly that ethanol prices.
Other (Expense)
We had total other expense for the fiscal quarter ended March 31, 2011 of approximately $2,188,000 resulting primarily from our interest expense for the period. Interest expense for the period was approximately $2,183,000 which was offset by an unrealized gain of approximately $4,500 for the change in fair value of our interest rate swap agreement.
Reorganization Expense
We incurred approximately $886,000 in reorganization expense associated with our bankruptcy case for the three month period ended March 31, 2011. This expense consists primarily of professional fees. We expect to incur additional reorganization expense during our period ended June 30, 2011.

Net Income (Loss)
Our net loss for the three months ended March 31, 2011 was approximately 6.31% of our revenues, compared to our net loss of approximately 3.3% of our revenues f or the three months ended March 31, 2010. Our net loss is primarily the result of our negative operating margins and our significant interest expense and financing costs relative to our revenues during our three months ended March 31, 2011.
Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2011 and 2010.

Percentage of Increase (Decrease) for
comparison of Three Months Ended
March 31, 2011 to March 31, 2010
Production:
Ethanol sold (gallons)	(0.39%)
Dried distillers grains sold (tons)	11.90%
Wet distillers grains sold (tons)	(42.35%)
Revenues:
Ethanol average price per gallon	34.91%
Dried distillers grains revenue per gallon of ethanol sold	68.27%
Wet distillers grains revenue per gallon of ethanol sold	96.43%
Total revenue per gallon of ethanol sold	43.90%
Costs:
Corn cost per gallon of ethanol sold (including freight)	65.91%
Overhead and other direct costs per gallon of ethanol sold	6.17%
Total cost per gallon of ethanol sold	49.01%
During the quarter ended March 31, 2011, our market price of ethanol increased approximately 35% compared to the three month period ended March 31, 2010. If our average price received per gallon of ethanol had been $0.10 lower, our gross margin for the quarter would have decreased by approximately $2,280,802, assuming our other revenues and costs remained unchanged.
During the quarter ended March 31, 2011, the market price of dried distillers grains increased approximately 68% compared to the three month period ended March 31, 2010. If our average price received per ton of dried distillers grains had been $1.00 lower, our gross margin for the quarter would have decreased by approximately $66,563, assuming our other revenues and costs remained unchanged.
During the quarter ended March 31, 2011, the market price of corn on a per gallon basis increased by approximately 66% compared to the three month period ended March 31, 2010. If our average price paid per bushel of corn had been $0.25 higher, our gross margin for the quarter would have decreased by approximately $2,049,550, assuming our other revenues and costs remained unchanged.

Results of Operations for the Six Months Ended March 31, 2011 and 2010
The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2011 and 2010:

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	144,980,641	100.00%	$108,451,918	100.0%
Cost of Goods Sold	143,179,793	98.76%	97,300,934	89.7%
Gross Profit (Loss)	1,800,848	1.24%	11,150,984	10.3%
General and Administrative Expenses	1,739,250	1.20%	2,252,375	2.1%
Operating Income (Loss)	61,598	0.04%	8,898,609	8.2%
Other (Expense)	(8,863,191)	(6.11%)	(3,605,083)	(3.3%)
Reorganization Expense	(886,228)	(0.60%)	—	—
Net Income (Loss)	(9,687,821)	(6.68%)	5,293,526	4.9%
Revenues
In the six month period ended March 31, 2011, ethanol sales comprised approximately 80% of our revenues and distillers grains sales comprised approximately 18% of our revenues. For the six month period ended March 31, 2010, ethanol sales comprised approximately 84% of our revenue, without accounting for ethanol hedging, and distillers grains sales comprised approximately 16% of our revenue. Our revenues were higher for our first half of fiscal year 2011 compared to the same period of 2010 primarily as a result of our increase in ethanol production and an increase in the sales price of our ethanol.
The average ethanol sales price we received for the six month period ended March 31, 2011 was approximately 21% higher than our average ethanol sales price for the comparable 2010 period. Management attributes this increase in ethanol prices with the increase in commodity prices generally as a result of the gradually improving economic situation in the United States. Management anticipates the price of ethanol may increase during the second half of our 2011 fiscal year as a result of an increase in fuel demand as we move into the summer driving season which, historically, has positively affected the market prices of crude oil and gasoline.
The price we received for our dried distillers grains increased by approximately 28% during the six month period ended March 31, 2011 compared to the same period of 2010. Management attributes this increase in the price of our dried distillers grains to an increase in the demand for our distillers grains outside of our local market area. The price of dried distillers grains changes in proportion to the price of corn, which has increased in the six month period ended March 31, 2011. Accordingly, we anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.
Cost of Sales
Our costs of goods sold as a percentage of revenues were approximately 99% for the six month period ended March 31, 2011 compared to approximately 90% for the same period of 2010. Our two largest costs of production are corn (82.1% of cost of goods sold for our six months ended March 31, 2011) and natural gas (5.4% of cost of goods sold for our six months ended March 31, 2011). Our cost of goods sold increased by approximately 43% in the six months ended March 31, 2011, compared to the six months ended March 31, 2010, and our revenue for the same period increased by approximately 34%. This increase in the cost of goods sold is primarily a result of higher corn prices.

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2011 and 2010:

Percentage of Increase (Decrease)
For comparison of Six Months
Ended March 31, 2011 to March 31, 2010
Production:
Ethanol sold (gallons)	4.7%
Dried distillers grains sold (tons)	16.2%
Wet distillers grains sold (tons)	(28.7%)
Revenues:
Ethanol average price per gallon	21.4%
Dried distillers grains revenue per gallon of ethanol sold	51.5%
Wet distillers grains revenue per gallon of ethanol sold	136.9%
Total revenue per gallon of ethanol sold	27.5%
Costs:
Corn cost per gallon of ethanol sold (including freight)	55.3%
Overhead and other direct costs per gallon of ethanol sold	2.6%
Total cost per gallon of ethanol sold	42.1%
General and Administrative Expenses
Our general and administrative expenses as a percentage of revenues were lower for the six month period ended March 31, 2011 than they were for the same period ended March 31, 2010. These percentages were approximately 1.2% and approximately 2.1% for the six months ended March 31, 2011 and 2010, respectively. This decrease in general and administrative expenses is primarily due to the increase in our revenues and to overall reductions in general and administrative expenses. Our management and staff continue to increase our operating efficiencies in an effort to lower our general and administrative expenses. We expect that going forward our general and administrative expenses will remain relatively steady.
Operating Income (Loss)
Our income from operations for the six months ended March 31, 2011 was approximately 0.04% of our revenues compared to loss of approximately 8.2% of our revenues for the six months ended March 31, 2010. This decrease in our profitability is generally attributable to increases in the price of corn outpacing increases in the price of ethanol for our six months ended March 31, 2011 compared to the six months ended March 31, 2010.
Other (Expense)
Other expense for the six months ended March 31, 2011, was approximately 6.11% of our revenue and totaled approximately $8,863,000. Other expense for the six months ended March 31, 2010 totaled approximately $3,605,000 and was approximately 3.3% of our revenues. The increase in other expenses is primarily attributable to more interest expense incurred during the period ended March 31, 2011 and to the write off of deferred financing expenses. Interest expense for the six months ended March 31, 2011, was approximately $9,095,000. Interest expense for the six months ended March 31, 2010 was approximately $4,202,000. This increase in interest expense is due primarily to bringing current our derivatives interest.
Reorganization Expense
We incurred approximately $886,000 in reorganization expense associated with our bankruptcy case for the six month period ended March 31, 2011. This expense consists primarily of professional fees. We expect to incur additional reorganization expense during our three month period ended June 30, 2011.
Changes in Financial Condition for the Six Months Ended March 31, 2011
Our current assets at March 31, 2011 increased significantly compared to our fiscal year ended September 30, 2010. As of March 31, 2011, we had an additional $2,582,000 in cash on hand and $4,356,000 in additional inventory.

Our net property and equipment was approximately $4,307,000 lower at March 31, 2011 compared to September 30, 2010 as a result of depreciation expense taken for the quarter. We do not expect any significant additional capital expenditures as our plant is now complete.
We experienced a significant increase in our total liabilities on March 31, 2011 compared to September 30, 2010, primarily as a result of the debtor-in-possession financing we obtain in February 2011 in connection with our reorganization proceeding. At March 31, 2011, we had approximately $147,727,000 outstanding in the form of total liabilities, compared to approximately $138,182,000 at September 30, 2010.
Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.
During the first quarter of the fiscal year ending September 30, 2011, the Company continued to suffer losses from operations thus continuing liquidity restraints due to limits on its working capital line which was up for renewal in February 2011. Faced with these constraints, on February 1, 2011, SWGE, the Company’s wholly owned subsidiary, filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Middle District of Georgia Albany Division (the “Bankruptcy Court”). SWGE intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The following table shows cash flows for the six months ended March, 2011 and 2010:

	Six Months Ended
	March 31
	2011	2010
Net cash provided by (used in ) operating activities	$(7,015,990)	$5,217,779
Net cash (used in) investing activities	$(79,348)	$(152,136)
Net cash provided by (used in) financing activities	$9,677,747	$(3,663,039)
Net increase in cash and cash equivalents	$2,582,409	$1,402,604
Cash and cash equivalents, end of period	$3,168,875	$1,402,604
Operating Cash Flows. We experienced a significant decrease in net cash provided by operating activities and an increase in cash used in operating activities during the six months ended March 31, 2011 compared to the same period of 2010. This decrease in net cash provided by operating activities was primarily a result of the $9,688,000 net loss we experienced during the six months ended March 31, 2011. Cash used in operating activities was approximately $7,016,000 for the six months ended March 31, 2011 compared to cash provided by operating activities of approximately $5,218,000 for the same period in 2010.
Investing Cash Flows. Cash used in investing activities was approximately $79,000 for the six months ended March 31, 2011. This amount is similar to the amount of cash used in investing activities for six months ended March 31, 2010.
Financing Cash Flows. Cash provided by financing activities was approximately $9,828,000 for the six months ended March 31, 2011. This cash was primarily provided by drawing on our revolving line of credit, the release of restricted cash and the proceeds from our debtor in possession financing, each of which were partially offset by the repayment of long term debt and capital lease obligations. During our six months ended March 31, 2010 we were able to repay approximately $2,400,000 of our long terms debt and capital lease obligations.
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
As of March 31, 2011 and September 30, 2010, the Company had drawn $14,699,991 on the $13,784,129 working capital loan.
Subordinated Debt
The Company has a subordinated payable pursuant to which the Mitchell County Development Authority issued $10,000,000 of revenue bonds that were placed with Wachovia Bank. The Company is required to maintain a debt service reserve with the Bond Trustee of at least $1,180,000. The balance at March 31, 2011 was $443,860. The Bond Trustee made the annual interest and principal payment to the bond holders of approximately $1,339,000 in December 2009 from the debt service reserve. The annual principal and interest payment due to the bond holders for December 2010 was funded by the Mitchell County Development Authority to the extent funds were not available in the debt service reserve account. The subordinated payable is due December 1, 2021 and bears interest at 7.5%. Any remaining funds held in the Bond Trustee account are classified as non-current restricted cash and cash equivalents in the Company’s consolidated balance sheet. This subordinated payable has been classified at its prepetition amount within Liabilities subject to compromise on the consolidated balance sheet as of March 31, 2011.
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
The Company’s long-term debt outstanding as of March 31, 2011 and September 30, 2010 is summarized as follows:

	March 31,	September 30,
	2011	2010

West LB Term Loan, variable interest rates from 4.00% – 4.28%	$90,600,000	$92,200,000

Subordinated Fagen note, 4% through June 30, 2010 and 8% thereafter	3,977,545	3,977,545

Subordinated debt facility, interest rate of 7.5%, described below	8,615,000	9,250,000

Subordinated note payable to Mitchell County Development Authority	1,365,264	—

Notes payable John Deere Credit, interest rate of 5.3%, described below	113,528	136,244

	104,671,337	105,563,789
Less amounts included in liabilities subject to compromise	(104,671,337)

Less current portion	—	(11,081,911)

	$—	$94,481,878

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
Impairment Analysis
Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at March 31, 2011.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected undiscounted future cash flows from operations. Management has determined that its projected undiscounted future cash flows from operations exceed the carrying value of the plant and that no impairment exists at March 31, 2011. However, due to the Company’s recent filing for Bankruptcy protection, there can be no assurances that the value of the plant will be recovered through future cash flows.
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
Our management, including our Chief Executive Officer, Murray Campbell, along with our Chief Financial Officer, Larry Kamp, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of March 31, 2011. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
On February 1, 2011, SWGE, a wholly owned subsidiary of the Company, filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia Albany Division. The chapter 11 case is being administered by the Bankruptcy Court as Case No. 11-10145. SWGE intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against SWGE are subject to the automatic stay provisions of section 362 of the Bankruptcy Code.

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
SWGE filed for reorganization under Chapter 11 on February 1, 2011 and is subject to the risks and uncertainties associated with the Bankruptcy Case. For the duration of the Bankruptcy Case, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:
•	our ability to continue as a going concern;
•	our ability to operate within the restrictions and the liquidity limitations of any DIP financing arrangement in connection with the Bankruptcy Case;
•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Case from time to time;
•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 case;
•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;
•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain key employees;
•	our ability to attract and retain customers; and
•	our ability to fund and execute our business plan.
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

FIRST UNITED ETHANOL, LLC
Date: May 23, 2011	/s/ Murray Campbell
Murray Campbell
Chief Executive Officer

Date: May 23, 2011	/s/ Lawrence Kamp
Lawrence Kamp
Chief Financial Officer